Form 10QSB
period 2007-06-30
Castillo, Inc.
filed 2007-08-10
CIK 1398026

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended June 30, 2007

                        Commission File Number 333-143236


                                 CASTILLO, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                  20-8441697
(State of incorporation)                                (IRS Employer ID Number)

                           9880 N. Magnolia Ave. #185
                                Santee, CA 92071
                                 (775) 352-4112
          (Address and telephone number of principal executive offices)

                           9880 N. Magnolia Ave. #185
                                Santee, CA 92071
                                 (775) 352-4112
            (Name, address and telephone number of agent for service)

                           Copies of Communication to:
                                 Joseph I. Emas
                             1224 Washington Avenue
                              Miami Beach, FL 33139
                     Phone: (305)531-1174 Fax: (305)531-1274

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of June 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

                                 Castillo, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           March 31,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,891           $  8,925
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,891              8,925

OTHER ASSETS
  Organizational Costs                                                2,145              2,145
  Deposits                                                              300                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,445              2,145
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,336           $ 11,070
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    600           $     --
  Loan from Director                                                  2,145              2,145
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             2,745              2,145

TOTAL LIABILITIES                                                     2,745              2,145

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of June 30 and March 31, 2007 respectively                      3,000              3,000
  Additional paid-in capital                                          6,000              6,000
  Deficit accumulated during Development stage                       (6,409)               (75)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            2,591              8,925
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,336           $ 11,070
                                                                   ========           ========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                February 2, 2007
                                            Three Months          (inception)
                                               Ended                through
                                              June 30,              June 30,
                                                2007                  2007
                                            -----------           -----------
REVENUES
  Revenues                                  $        --           $        --
                                            -----------           -----------
TOTAL REVENUES                                       --                    --

GENERAL & ADMINISTRATIVE EXPENSES                 6,334                 6,409
                                            -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          (6,334)               (6,409)
                                            -----------           -----------

NET INCOME (LOSS)                           $    (6,334)          $    (6,409)
                                            ===========           ===========

BASIC EARNINGS PER SHARE                    $     (0.00)
                                            ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,000,000
                                            ===========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      February 2, 2007
                                                                     Three Months       (inception)
                                                                        Ended             through
                                                                       June 30,           June 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (6,334)          $ (6,409)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                        (300)              (300)
    Increase (Decrease) in Accounts Payables                                600                600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,034)            (6,109)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              3,000
  Additional paid-in capital                                                 --              6,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --              9,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (6,034)             2,891

CASH AT BEGINNING OF PERIOD                                               8,925                 --
                                                                       --------           --------
CASH AT END OF PERIOD                                                  $  2,891           $  2,891
                                                                       ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                          $     --           $     --
                                                                       ========           ========
     Income Taxes                                                      $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Castillo, Inc. (the "Company") was incorporated in the State of Nevada on February 2, 2007. The Company is a development stage company that intends to open and operate retail establishments selling perfume and body products. To date, the Company's activities have been limited to its formation and design of its business plan. To date, management has devoted most of its activities to preparing and filing a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register 6,000,000 shares of its common stock for future sale to raise capital to implement the proposed business plan. The company filed its SB-2 Registration Statement on May 24, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. BASIS OF PRESENTATION

     The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

     B. FISCAL PERIODS

     The Company's fiscal year end is December 31.

     C. USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,891 in cash and cash equivalents at June 30, 2007.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     F. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgement, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

     G. SEGMENTED REPORTING

     SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company plans to open and operate its retail establishments in Mexico.

     H. FEDERAL INCOME TAXES

     Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     I. EARNINGS (LOSS) PER SHARE

     The Company has  adopted  Financial  Accounting  Standards  Board  ("FASB")
     Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

     J. FOREIGN CURRENCY TRANSACTIONS

     The Company's functional currency will be the Mexican Peso. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

          (i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
          (ii) Equity at historical rates; and
          (iii)Revenue and expense items at the average rate of exchange prevailing during the period.

     Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

     For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

     No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to June 30, 2007.

     K. STOCK-BASED COMPENSATION

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

     M. REVENUE RECOGNITION

     The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of retail sales income and will be recognized only when all of the following criteria have been met:

          (i)  Evidence of a retail sales ticket exists;
          (ii) Delivery has occurred; and
          (iii) Revenue is reasonably assured.

NOTE 3 - CAPITAL STOCK

     A) AUTHORIZED STOCK:

     The Company has authorized 50,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B) SHARE ISSUANCE:

     From inception of the Company (February 2, 2007) to June 30, 2007, the Company issued 3,000,000 common shares at $0.003 per share for total proceeds of $9,000 being $3,000 for par value shares and $6,000 for additional paid in capital. These shares were issued to the director and officer of the Company.

     NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2007, the Company has an accumulated deficit of $6,409, working capital of $2,891 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $6,409, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                   June 30,
                                                                    2007
                                                                   -------
     Future income tax assets:
       Net operating loss (from inception to June 30, 2007)        $ 6,409
       Statutory tax rate (combined federal and state)                  34%
                                                                   -------
       Non-capital tax loss                                          2,179
       Valuation allowance                                          (2,179)
                                                                   -------
                                                                   $    --
                                                                   =======

     The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

     None of the following new pronouncements has current application to the Company, but will be implemented in the Company's future financial reporting when applicable.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     changing  to  a  new  principle.   This  statement  requires  retrospective
     application to prior periods' financial statements of changes in accounting principle, when practicable.

     In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

     In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

     In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

     In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

     In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS

     While the company was seeking additional capital, Ms. Ochoa has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $ 2,145 on June 30, 2007.

NOTE 8 - SUBSEQUENT EVENTS

     On July 13, 2007, the SB-2 Registration Statement filed by the company on May 24, 2007 with the Securities and Exchange Commission registering 6,000,000 shares of common stock for sale, was declared effective. The offering was completed on July 31, 2007 selling 6,000,000 shares to 36 un-affiliated investors for total proceeds of $18,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $6,334 for the three-month period ended June 30, 2007. These expenses consisted of general and administrative expenses.

At June 30, 2007, we had cash on hand of $2,891. At the same date, our liabilities were $2,445 consisting of a loan from our president and accrued expenses.

Cash provided by financing activities from inception though June 30, 2007 was $9,000 resulting from the sale of our common stock to our director, Emilia Ochoa, who purchased 3,000,000 shares of our Common Stock at $0.003 per share on March 13, 2007.

In order to achieve our goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-143236 which became effective on July 13, 2007. The offering was completed on July 31, 2007 selling 6,000,000 shares to 36 un-affiliated investors for total proceeds of $18,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2007 was $2,891. In order to implement our business plan we needed to complete our offering pursuant to our SB-2 registration statement to raise $18,000. The offering was completed on July 31, 2007. We currently have plans to hire one additional employee in the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $6,409 in expenses as of June 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2007.

     Balance Sheet Data:                 6/30/07
     -------------------                 -------
     Cash                                $ 2,891
     Total assets                        $ 5,336
     Total liabilities                   $ 2,745
     Shareholders' equity                $ 2,591

Other than the shares offered pursuant to our Registration Statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring her to advance or loan funds to us. As of June 30, 2007 our director had loaned the company $2,145 for organizational costs. The loan is non-interest bearing and has no specific terms of repayment.

Our director determined the most suitable location for our retail store and negotiated rental terms which commenced on the 1st day of June, 2007. The determination of the suitability of the retail site was made primarily on the following three factors: location, price and "move-in" ready condition. We will be utilizing primarily free-standing merchandise displays for cost-efficiency so the space needed to be open but also have an office area and workspace with storage.

During the first year of operations, now that we have found our required investment capital, we will apply to get our common stock listed on a national exchange, make the necessary improvements to our rental property, source the required inventory and supplies, and commence with production of our products to sell to the public.

We estimate that we will not be able to generate significant revenues from sales within the first year.

PROPOSED MILESTONES TO IMPLEMENT OUR PLAN OF OPERATIONS:

Our director has outlined the following milestones for our business plan. The projected milestones are approximations only, and are subject to cost and timetable adjustments based upon the requirements of the business.

MONTHS 1-6:

The majority of management's time has been spent securing the necessary funding from the offering to implement the proposed business plan. She is also utilizing this time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of the retail space. The cost of the rental property is $300 per month, with an initial outlay of $300 as a security deposit. Officer salary will begin in September 2007 at $500 per month.

MONTHS 7-9:

We will begin preparing the property for opening. We plan to utilize neutral color paint and fixtures with clear glass display shelving and wall mirror placement that will showcase the products and allow us to change out color schemes with relative ease. The color-coordinated packaging of our products as well as the fresh flower arrangements will be the focus of the space. Our director is aware of three companies in the Tijuana and San Diego area who specialize in refurbished or "gently used" retail merchandizing displays and will attempt to purchase as many of the required displays from one of them as it will lower set-up costs significantly from having to purchase new. We estimate the following costs for this time period:

     Rental payments of $900
     Property improvements (paint, fixtures, etc.) $1,000
     Merchandizing displays $3,000
     Officer Salary $1,500

MONTHS 10-11:

We will begin purchasing our retail inventory and also complete the formulation of our proprietary products. Labels and packaging will be completed and gift baskets will be designed and assembled. Final finishes will be completed on our store set-up. We will contract with an outside vendor to provide the fresh flowers we will have for purchase. Our director will decide on the best marketing and advertising plan which could include grand opening flyers/brochures, newspaper advertising, or possibly placement of some of our gift baskets or brochures in other retail establishments such as spas, salons or hotels in the area. We estimate the following costs for this time period:

     Rental payments of $600
     Inventory & Supplies $5,000
     Officer Salary $1,000

MONTH 12:

During the first two weeks we intend to conduct interviews with potential staff and hire one person to assist our director with our store opening. We will begin our marketing and advertising efforts and have our grand opening.

     Rental payment $300
     Advertising $750
     Supplies $350
     Staff Salary $500
     Officer Salary $500

Total estimated costs for opening our first retail location is $16,900. We have also reserved $1,100 which includes $600 for two months rent payment and $500 for staff salary of one month after our opening as we realize that immediate sales may not cover all of our expenses. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase. Once revenues are sufficient we may consider hiring additional staff to assist our director and one employee.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-143236.

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

FISCAL PERIODS

The Company's fiscal year end is December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,891 in cash and cash equivalents at June 30, 2007.

START-UP COSTS

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company plans to open and operate its retail establishments in Mexico.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

FOREIGN CURRENCY TRANSACTIONS

The Company's functional currency will be the Mexican Peso. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

     a. Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
     b.   Equity at historical rates; and
     c. Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to June 30, 2007.

STOCK-BASED COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of retail sales income and will be recognized only when all of the following criteria have been met:

     a.   Evidence of a retail sales ticket exists;
     b.   Delivery has occurred; and
     c.   Revenue is reasonably assured.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-143236, at the SEC website at www.sec.gov:

  Exhibit No.                          Description
  -----------                          -----------
     3.1       Articles of Incorporation*
     3.2       Bylaws*
     31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
     31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Castillo, Inc., Registrant


August 8, 2007               By: /s/ Emilia Ochoa
                                ------------------------------------------------
                                Emilia Ochoa, Director, President,
                                Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Castillo, Inc., Registrant


August 8, 2007               By: /s/ Emilia Ochoa
                                ------------------------------------------------
                                Emilia Ochoa, Director, President,
                                Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer