Form 10QSB
period 2007-09-30
Castillo, Inc.
filed 2007-11-13
CIK 1398026

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 9,000,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

                                 Castillo, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          Sept. 30,          March 31,
                                                                            2007               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  5,499           $  8,925
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                         5,499              8,925

OTHER ASSETS
  Organizational Costs                                                         300
  Deposits                                                                   2,145              2,145
                                                                          --------           --------
TOTAL OTHER ASSETS                                                           2,445              2,145
                                                                          --------           --------

      TOTAL ASSETS                                                        $  7,944           $ 11,070
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $     --           $     --
  Loan from Director                                                         4,645              2,145
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    4,645              2,145

TOTAL LIABILITIES                                                            4,645              2,145

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares authorized;
   9,000,000 and 3,000,000 shares issued and outstanding
   as of September 30 and March 31, 2007 respectively                        9,000              3,000
  Additional paid-in capital                                                18,000              6,000
  Deficit accumulated during Development stage                             (23,701)               (75)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                   3,299              8,925
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  7,944           $ 11,070
                                                                          ========           ========

                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        February 2, 2007
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                  Sept 30,             Sept 30,             Sept 30,
                                                    2007                 2007                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    17,292               23,626               23,701
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (17,292)             (23,626)             (23,701)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (17,292)          $  (23,626)          $  (23,701)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        6,652,174            4,423,729
                                                 ==========           ==========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      February 2, 2007
                                                                     Three Months        (inception)
                                                                        Ended             through
                                                                       Sept. 30,          Sept. 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(23,626)          $(23,701)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                        (300)              (300)
    Increase (Decrease) in Accounts Payables                              2,500              2,500
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (21,426)           (21,501)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                6,000              9,000
  Additional paid-in capital                                             12,000             18,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            18,000             27,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (3,426)             5,499

CASH AT BEGINNING OF PERIOD                                               8,925                 --
                                                                       --------           --------
CASH AT END OF PERIOD                                                  $  5,499           $  5,499
                                                                       ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========

                       See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

         D. CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $5,499 in cash and cash equivalents at September 30, 2007.

         E. START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

         No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to September 30, 2007.

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         L. COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2007.

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

         B) SHARE ISSUANCE:

         From inception of the Company (February 2, 2007) to September 30, 2007, the Company issued 9,000,000 common shares at $0.003 per share for total proceeds of $27,000 being $9,000 for par value shares and $18,000 for additional paid in capital. 3,000,000 shares were issued to the director and officer of the Company and 6,000,000 shares were issued to 36 un-affiliated investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2007, the Company has an accumulated deficit of $23,701, working capital of $5,499 and has earned no revenues since inception. The existing cash may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

         The ability of the Company to emerge from the development stage is dependent upon, among other things, revenues or obtaining additional financing to continue operations.

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

         The Company has incurred operating losses of $23,701, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

         Details of future income tax assets are as follows:

                                                                  September 30,
                                                                      2007
                                                                    --------
         Future income tax assets:
         Net operating loss (from inception to June 30, 2007)       $ 23,701
         Statutory tax rate (combined federal and state)                  34%
                                                                    --------
         Non-capital tax loss                                          8,058
         Valuation allowance                                          (8,058)
                                                                    --------
                                                                    $     --
                                                                    ========

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

         In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

         postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         While the company was in its organizational phase, Ms. Ochoa advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $ 4,645 on September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $17,292 for the three-month period ended September 30, 2007. These expenses consisted of general and administrative expenses.

At September 30, 2007, we had cash on hand of $5,499. At the same date, our liabilities were $4,645 consisting of a loan from our president.

Cash provided by financing activities from inception though September 30, 2007 was $27,000, $9,000 resulting from the sale of our common stock to our director, Emilia Ochoa, who purchased 3,000,000 shares of our Common Stock at $0.003 per share on March 13, 2007 and $18,000 from the sale of 6,000,000 shares pursuant to our offering.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2007 was $5,499. In order to implement our business plan we needed to complete our offering pursuant to our SB-2 registration statement to raise $18,000. The offering was completed on July 31, 2007. We currently have plans to hire one additional employee in the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $23,701 in expenses as of September 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2007.

                      Balance Sheet Data:          9/30/07
                      -------------------          -------

                      Cash                          $5,499
                      Total assets                  $7,944
                      Total liabilities             $4,645
                      Shareholders' equity          $3,299

Other than the shares offered pursuant to our Registration Statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring her to advance or loan funds to us. As of September 30, 2007 our director had loaned the company $4,645. The loan is non-interest bearing and has no specific terms of repayment.

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

During the first year of operations, now that we have found our required investment capital and applied to get our common stock listed on a national exchange, we will make the necessary improvements to our rental property, source the required inventory and supplies, and commence with production of our products to sell to the public.

We estimate that we will not be able to generate significant revenues from sales within the first year.

PROPOSED MILESTONES TO IMPLEMENT OUR PLAN OF OPERATIONS:

Our director has outlined the following milestones for our business plan. The projected milestones are approximations only, and are subject to cost and timetable adjustments based upon the requirements of the business.

MONTHS 1-6:

We have secured the necessary funding from the offering to implement our proposed business plan and took the necessary steps to have our stock approved for listing on the OTC Bulletin Board. Our director has spent time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of the retail space. We have been paying $300 per month for our retail space and paid $300 as a security deposit. Our director has received compensation of $500 per month.

MONTHS 7-9:

We intend to complete the design of our retail space and begin preparing the property for opening. We plan to utilize neutral color paint and fixtures with clear glass display shelving and wall mirror placement that will showcase the products and allow us to change out color schemes with relative ease. The color-coordinated packaging of our products as well as the fresh flower arrangements will be the focus of the space. Our director is aware of three companies in the Tijuana and San Diego area who specialize in refurbished or

"gently used" retail merchandizing displays and will attempt to purchase as many of the required displays from one of them as it will lower set-up costs significantly from having to purchase new. We estimate the following costs for this time period:

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-143236.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $5,499 in cash and cash equivalents at September 30, 2007.

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

No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to September 30, 2007.

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

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30,

2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2007.

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

                           Castillo, Inc., Registrant


November 9, 2007           By: /s/ Emilia Ochoa
                              --------------------------------------------------
                              Emilia Ochoa, Director, President, Chief Executive Officer, Chief Financial Officer and
                              Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Castillo, Inc., Registrant


November 9, 2007           By: /s/ Emilia Ochoa
                              --------------------------------------------------
                              Emilia Ochoa, Director, President, Chief Executive Officer, Chief Financial Officer and
                              Principal Accounting Officer