Form 10KSB
period 2007-12-31
Castillo, Inc.
filed 2008-02-22
CIK 1398026

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                        Commission File Number 333-143236


                                 Castillo, Inc.
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                   5990                            20-8441697
(State or Other Jurisdiction of        (Primary Standard Industrial             (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)            Identification No.)

       9880 N. Magnolia Ave. #185
           Santee, CA 92071                                     (775) 352-4112
(Address of principal Executive Offices)                      (Telephone Number)

             Castillo, Inc.
       9880 N. Magnolia Ave. #185
           Santee, CA 92071                 (775) 352-4112      (775) 996-8400
(Name and Address of Agent for Service)   (Telephone Number)      (Fax Number)

                          Copies of Communication to:
                        Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                             Miami Beach, FL 33139
                            Telephone: (305)531-1174
                              Fax: (305) 531-1274

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended December 31, 2007 the company had no revenue. As of December 31, 2007, the registrant had 9,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             11
Item 3.  Legal Proceedings                                                   12
Item 4.  Submission of Matters to a Vote of Securities Holders               12

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               12
Item 6.  Management's Discussion and Analysis or Plan of Operation           14
Item 7.  Financial Statements                                                20
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                33
Item 8A. Controls and Procedures                                             33

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        33
Item 10. Executive Compensation                                              35
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         36
Item 12. Certain Relationships and Related Transactions                      36
Item 13. Exhibits                                                            37
Item 14. Principal Accountant Fees and Services                              37

Signatures                                                                   38

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

We are a start-up company that intends to market and sell fragrance based products. Our first location is in Tijuana, Mexico. We intend to open retail locations and utilize the business experience of management to develop product lines and marketing strategies for our stores. Our primary target market is women seeking perfumes and other aromatic products for personal use. Our secondary market is men seeking colognes for themselves, or gift items for loved ones.

Fragrances are complex mixtures of natural and synthetic materials. Natural ingredients originate from materials found in nature, like roots, bark and flowers. These are obtained through physical processes such as distillation or extraction. In contrast, synthetic ingredients are manufactured through chemical processes. In the fine fragrances market, the aim of a perfume is to improve the quality of life by underlining the personality, attractiveness and well-being of those who wear it.

Fine fragrance consists of a range of perfumes and colognes. Perfume oil is necessarily diluted with a solvent because undiluted oils (natural or synthetic) contain high concentrations of volatile components that will likely result in allergic reactions and possibly injury when applied directly to skin or clothing. Solvents also volatilize the essential oils, helping to diffuse them into the air.
By far the most common solvent for perfume oil dilution is ethanol or a mixture of ethanol and water. Perfume oil can also be diluted by means of neutral-smelling lipids such as jojoba, fractionated coconut oil or wax. The concentration by percent/volume of perfume oil is as follows:

     Perfume extract: 20%-40% aromatic compounds
     Eau de parfum:   10-30% aromatic compounds
     Eau de toilette: 5-20% aromatic compounds
     Eau de cologne:  2-5% aromatic compounds

As the percentage of aromatic compounds decreases, so does the intensity and longevity of the scent created. Different perfumeries or perfume houses assign different amounts of oils to each of their perfumes. Therefore, although the oil concentration of a perfume in eau de parfum (EDP) dilution will necessarily be higher than the same perfume in eau de toilette (EDT) form within the same range, the actual amounts can vary between perfume houses. An EDT from one house may be stronger than an EDP from another.

A good perfume has been traditionally formulated to last six to eight hours. There are three notes. The first note is the first impression of the fragrance immediately out of the bottle. The second note is the body of the fragrance and takes a bit to develop after it is on the skin. The third note is the lingering quality of the fragrance. The key to a good perfume is for these three notes to flow into each other to produce a pleasing effect. Colognes and other products are less concentrated and the odor does not last as long.

Initially perfumes and fragrance materials came from plant or animal sources. Fragrances were used by the upper class from the 16th to 19th centuries. Only the wealthy could afford the luxury of perfumes. The art of perfumery flourished. France became the center of the perfume industry.

In the late 1800's the first synthetic fragrance material was produced. This was the beginning of the modern age of perfumery. With the event of synthetics, perfumes would no longer be exclusively used by the wealthy. The average person would be able to afford fragrances. By the early 1900's synthetics were being used on a regular basis. The main materials were still of botanical or animal origin with synthetics used to complement and add new dimension to the naturals.

In 1921 Chanel No. 5 was introduced. It was the first fragrance that was dominated by the use of synthetic aldehydes. It was the first of a class of perfumes called floral aldehydes. After World War II there was an explosion of new synthetics. More and more were incorporated into perfumery. Naturals were used to soften synthetics. Synthetics were less expensive and supplies were more reliable. However, the synthetics were often harsh and lacked the softness lent by naturals. So naturals remained an important part of the formulas.

Gas Chromatography and Mass Spectrometry brought about tremendous change in the Fragrance Industry. No longer could the secrecy of formulas be maintained. A skilled fragrance chemist with GC/MS equipment could analyze a fragrance and pretty closely duplicate a fragrance. Copies of expensive, exclusive fragrances were now available at a fraction of the cost.

Along with the ability to copy other perfumes, came the ability to analyze natural materials. Now closer matches could be made in duplicating natural materials. There was less need to purchase expensive natural materials. Synthetics could be blended to better imitate the naturals.

These changes made mass production of fragrances widespread. The market became even more competitive. Advertising and marketing campaigns now accounted for most of the cost of perfumes. Image became the all-important selling feature of a fragrance. Marketing became the most important aspect of whether a product was successful.

Mexico has long been a destination for travelers who enjoy shopping at rates below U.S. market prices. Tijuana, in particular, has been known as the City of Perfumes, and many people come to Tijuana not just to party but to buy perfume. Because there are perfumes from all over the world and they are cheaper, and, in addition, they are bottled at point of origin.

Tourists also enjoy the added benefit of shopping duty-free. Merchandise that is sold duty free has had no import tax added to the price. Dealers pass the savings on to customers. Depending on your home country, you can take back goods worth up to a certain amount without paying any further tax or duty on them when you return. For citizens of the U.S., the limit is $600 worth of goods. For families living in the same household and traveling together, the individual amounts can be pooled. A husband, wife, and two children, for example, may carry home $2,400 worth of goods. According to Conde Nast Traveler Magazine, one out of every four tax-free (duty-free) dollars is spent on perfume and cosmetics.

While all our products will feature a high level of functional quality, care will also be taken to maintain a sense of variety, fun and romance in our product assortment. We intend to market and sell perfumes, colognes, essential oils, aroma compounds and aromatherapy products. Complementary accessory items, ranging from incense, scented candles and potpourri, will be color coordinated with related products in order to add to the appeal of our fragrance products. Fresh flowers color-coordinated with our product lines will also be available. The combination of sight, smell and touch is meant to inspire add-on sales and heighten the customer's experience.

We intend sell designer and brand name scents from throughout the world, but we also intend to create and manufacture our own private label brands of scented goods using our director's unique secret fragrance blends. We feel these specialty branded product lines will reinforce the uniqueness and expand the future base of our proprietary products. We intend to introduce new specialty branded product lines on a regular basis and replace older lines with new ones in accordance with customer demands.

Our plan is to eventually open retail stores throughout Mexico in locations convenient to the public and popular tourist areas. We will seek to offer an attractive store environment that showcases our product offerings and promotes product testing and trial by our customers. We plan to utilize neutral color fixtures that will showcase the products and also allow for self-selection. We believe attractive merchandise displays and well-designed, aesthetically pleasing product packaging will play an important role in enhancing the image of our products.

We also intend to create gift packages for holidays and special occasions. We will create specialized custom "Gift Bags" whereby the customer will be able to hand pick from a variety of scented items such as; proprietary private label bath oils, matching scented incense and candles to fill the bath and bath area with light and matching fragrances. We intend to include a personalized selection of romantic mood music CD's and large selection of romantic cards. Our pick your own gift bag idea we believe will primarily appeal to women whereas; men will be targeted with seasonal and daily pre-arranged gift bags. These bags intend to help men with their gift giving by having daily gift bags for every occasion.

The products we intend to offer are:

PERFUME - a mixture of fragrant essential oils and aroma compounds used to give the human body, objects, and living spaces a pleasant smell.

AROMATHERAPY - The use of essential oils and plant essences for the purpose of effecting a person's mood or health.

ESSENTIAL OILS - Fragrant oils extracted mainly from plants.

INCENSE - is a compound of aromatic organic materials, intended to release fragrant smoke when burned.

COLOGNE AND AFTERSHAVE - Fragrances that are generally designed for men.

MUSIC - Romantic and mood oriented CD's.

FLOWERS- Fresh cut flowers on a daily basis.

CARDS - Greeting cards that are designed for every occasion and holiday.

GIFT BAGS - assorted gift packages for holidays and special occasions.

We believe the funding received from our offering that was completed in July 2007, together with revenues we expect to receive during our first year, will allow us to continue in business although there is no guarantee we will receive revenues. If we do not create revenues investors will likely lose their money.

Because of the uncertainties we face as a start-up or development stage entity, we may require additional funding during the first year to sustain our operations until revenues from operations are sufficient. Aside from the verbal agreement we have with our director to provide limited funds in the event we experience a shortfall, we have no commitments from commercial lenders or anyone else to provide any additional funding, if needed.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

The traditional retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores that compete based not on price, but on advertising and promotions, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

Our competition includes (1) traditional department stores and perfume retailers such as Macy's and Bloomingdale's, (2) specialty retailers such as Bath & Body Works, Victoria's Secret, The Body Shop and Crabtree & Evelyn, as well as local and regional specialty stores, (3) websites maintained by online retailers of fragrance and fragrance products, such as perfumania.com and sephora.com (4) catalog retailers of fragrance and fragrance-related products, (5) Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos and (6) mass market retailers such as Wal-Mart.

We are a relatively small retailer and our position in the industry as a whole is insignificant. Our competitors have substantially greater resources and expertise than we do and significant competitive advantages over us. We can only price and sell our products to the public at competitive prices determined in retail markets. There is no assurance we will be able to overcome competitive disadvantages we face as a small, start up company with limited capital. If we cannot compete effectively we will not succeed and investors will likely lose their money.

SOURCES AND AVAILABILITY OF PRODUCTS

We have not yet identified principal suppliers or sources for raw materials. We will utilize our management's background to identify the suppliers of our products.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers, there will be no problem with dependence on one or few major customers.

PATENTS AND TRADEMARKS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

We are not required to apply for or have any government approval for its products or services.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in Mexico.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.

ENVIRONMENTAL LAWS

Environmental regulations have had no materially adverse effect on our operations to date, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on our business, financial condition or results of operation. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the company could be adversely affected.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only current employee is our officer who will devote as much time as necessary to manage the affairs of the company. Our business plan calls for the hiring of one new employee over the next twelve months.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WITH A SHORT OPERATING HISTORY, OUR BUSINESS IS DIFFICULT TO EVALUATE.

We are a development stage enterprise, with no significant history of operations. We were incorporated on February 2, 2007, and are considered a start up company with very little operating history and no revenues to date. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets such as ours. To address these risks, we must successfully implement our business plan and marketing strategies (See "Plan of Operation" herein). We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter causing our business to fail.

THE INABILITY OF OUR SOLE OFFICER AND DIRECTOR TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR SUCCESS.

Presently our sole officer, employee and director allocates only a portion of her time to the operation of our business. Should our business develop faster than anticipated, she may not be able to devote sufficient time to the operation of the business to ensure that we continue in business. Even if this lack of sufficient time of our sole officer and employee is not fatal to our existence, it may result in limited growth and success of the business. Presently our sole officer and director allocates approximately 5-10 hours a week to the operation of our business. Should our business develop faster than anticipated, she may not be able to devote sufficient time to the operation of the business to ensure that we continue in business. Even if this lack of sufficient time is not fatal to our existence, it may result in limited growth and success of the business.

WE CURRENTLY HAVE ONLY ONE OFFICER AND EMPLOYEE AND MAY NOT BE ABLE TO RETAIN QUALIFIED ADDITIONAL EMPLOYEES IF AND WHEN REQUIRED.

Although we presently have one employee, competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel.

OUR ONLY ASSET IS OUR CASH IN THE BANK.

The only cash currently available is the cash paid by our director for the acquisition of her shares and the proceeds of our offering completed in July 2007. There can be no assurance that these will be sufficient to implement our business plans or that unanticipated costs will not increase our projected expenses for the year. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS AND MAY BE UNABLE TO FIND ANY SUCH FUNDING IF AND WHEN NEEDED.

Other than the shares already sold, no other source of additional capital has been has been identified or sought. As a result we do not have an alternate source of funds should these be insufficient. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in implementing our business plan and generating revenue, we will be faced with several options, including but not limited to abandoning our business plans, ceasing operations and going out of business; continuing to seek alternative and acceptable sources of capital; or bringing in additional capital that may result in a change of control.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH MAY REQUIRE THE SUSPENSION OR CESSATION OF OPERATIONS.

We were incorporated in February 2007 and have not started substantial business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2007 was $28,181. Our ability to achieve and maintain profitability and positive cash flow is dependent in part upon:

     *    Our ability to generate revenues;
     *    Our ability to gain market acceptance of our products;
     * Development of and execution of our business plan (see "Plan of Operation"); and
     * Maintaining and attracting talented and experienced personnel both in management as well as sales in our market.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the establishment of a clientele base as well as market acceptance. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

WE FACE INTENSE COMPETITION FROM MORE ESTABLISHED COMPANIES WITH PRODUCTS THAT HAVE OR MAY GAIN MARKET ACCEPTANCE PRIOR TO OUR PRODUCTS.

As we are a start-up company, we have limited resources and abilities to compete with larger and more established companies. Competition in the specialty retail industry is intense and we may not have the required resources to compete against a more established company under any circumstance.

THE FRAGRANCE INDUSTRY IS HIGHLY COMPETITIVE AND IF OUR PERFUMERY IS NOT SUCCESSFUL, WE MAY BE UNABLE TO GENERATE REVENUE.

The retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores that compete based not on price, but on advertising and promotions, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

Our competitors are larger and have substantially greater financial and marketing resources. In addition, our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. There can be no assurance that we will be able to respond to all of the competitive factors affecting the industry and successfully establish a perfumery that will be well received and profitable. The industry is generally affected by changes in consumer preferences and national, regional and local economic conditions, as well as demographic trends. If we are unable to successfully establish a market and generate revenues, you could lose any investment you make in our securities.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OBTAIN PRODUCTS TO SATISFY CUSTOMER DEMAND AND THE BUSINESS COULD BE HARMED IF THE ABILITY TO PROCURE PRODUCTS WERE LIMITED.

Our business depends partly on the ability of third-party vendors to provide us with popular, high-demand fragrances and bath products at competitive prices and in sufficient quantities. Many of our suppliers may be small and have limited resources, production capacities and operating histories. If we are unable to satisfy customer demand our business may be harmed.

WE WILL BE SUBJECT TO ECONOMIC AND SOCIAL CHANGES WHICH MAY IMPACT SALES.

Demand for perfumes and fine fragrances has been stimulated and broadened by changing social habits resulting from factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. Changes in any number of external economic factors, or changes in social or consumer preferences, could adversely impact our results of operations.

WE WILL BE SUBJECT TO THE MANY RISKS OF DOING BUSINESS INTERNATIONALLY, INCLUDING BUT NOT LIMITED TO THE DIFFICULTY OF ENFORCING LIABILITIES IN FOREIGN JURISDICTIONS.

Since our officer and director resides in Mexico, substantially all of her assets are located outside the United States. As a result, it may not be possible for investors to affect service of process within the United States upon her or to enforce against her judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States.

BECAUSE WE OPERATE IN A FOREIGN COUNTRY, OUR BUSINESS WILL BE SUBJECT TO FOREIGN CURRENCY FLUCTUATIONS AND RISKS WHICH COULD SEVERELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

While our bank account is in U.S. Dollars and is held in a U.S. bank, we will be conducting the majority of our business in the Mexican Peso. At some point in the future the exchange rate could fluctuate substantially which would cause us exposure to exchange rate risk as our profits would then be subject to exchange rate fluctuations.

ITEM 2 - DESCRIPTION OF PROPERTY

The physical location of our retail store is Calle Balcon 28 Fracc, Las Huertas, Tijuana, Mexico. Our principal executive office address is located at 9880 N. Magnolia Ave. #185, Santee, CA 92071. The principal executive office and telephone number are provided by the officer of the corporation. The office is used by the officer for other business interests and is estimated to be sufficient for our business needs until such time as we receive funding and open our retail location.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 5, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol "CLLO". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 3,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 3,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of December 31, 2007, we have 9,000,000 Shares of $0.001 par value common stock issued and outstanding held by 37 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $28,181 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the year ended December 31, 2007.

                     Balance Sheet Data:           12/31/07
                     -------------------           --------

                     Cash                          $ 3,519
                     Total assets                  $ 5,964
                     Total liabilities             $ 7,145
                     Shareholders' equity          $(1,181)

There was $27,000 cash provided by financing activities for the year ended December 31, 2007, this consisted of $9,000 from the sale of shares to our officer and director and the $18,000 resulting from the sale of our common stock to 36 independent investors

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $3,519. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. Our director loaned the company a total of $7,145 for the year ended December 31, 2007 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $27,000 in equity securities to pay for our operations.

We have secured funding from our offering to implement our proposed business plan and have taken the necessary steps to have our stock approved for listing on the OTC Bulletin Board. Our director has spent time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of the retail space. We have been paying $300 per month for our retail space and paid $300 as a security deposit. Our director receives compensation of $500 per month.

During the next twelve months, we intend to complete the design of our retail space and begin preparing the property for opening. We plan to utilize neutral color paint and fixtures with clear glass display shelving and wall mirror placement that will showcase the products and allow us to change out color schemes with relative ease. The color-coordinated packaging of our products as well as the fresh flower arrangements will be the focus of the space. Our director is aware of three companies in the Tijuana and San Diego area who specialize in refurbished or "gently used" retail merchandizing displays and will attempt to purchase as many of the required displays from one of them as it will lower set-up costs significantly from having to purchase new.

We will purchase our retail inventory and also complete the formulation of our proprietary products. Labels and packaging will be completed and gift baskets will be designed and assembled. Final finishes will be completed on our store set-up. We will contract with an outside vendor to provide the fresh flowers we will have for purchase. Our director will decide on the best marketing and advertising plan which could include grand opening flyers/brochures, newspaper advertising, or possibly placement of some of our gift baskets or brochures in other retail establishments such as spas, salons or hotels in the area.

During the next nine months, we intend to conduct interviews with potential staff and hire one person to assist our director with our store opening. We will begin our marketing and advertising efforts and have our grand opening.

Total estimated costs for opening our first retail location is $16,900. Our director has also agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase. Once revenues are sufficient we may consider hiring additional staff to assist our director and one employee.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,519 in cash and cash equivalents at December 31, 2007.

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

No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to December 31, 2007.

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

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2007.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended December 31, 2007 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Castillo, Inc.

I have audited the accompanying balance sheet of Castillo, Inc. (A Development Stage Company) as of December 31, 2007, and the related statement of operations, stockholders' equity and cash flows for the period from February 2, 2007 (inception), to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castillo, Inc., (A Development Stage Company) as of December 31, 2007, and the results of its operations and cash flows from February 2, 2007 (inception), to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
February 15, 2008

                                 Castillo, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------


                                                                      As of
                                                                    December 31,
                                                                       2007
                                                                     --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $  3,519
                                                                     --------
TOTAL CURRENT ASSETS                                                    3,519

OTHER ASSETS
  Deposits                                                                300
  Organizational Costs                                                  2,145
                                                                     --------

TOTAL OTHER ASSETS                                                      2,445
                                                                     --------

      TOTAL ASSETS                                                   $  5,964
                                                                     ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                                 $  7,145
                                                                     --------
TOTAL CURRENT LIABILITIES                                               7,145

TOTAL LIABILITIES                                                       7,145

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding
   as of December 31, 2007                                              9,000
  Additional paid-in capital                                           18,000
  Deficit accumulated during Development stage                        (28,181)
                                                                     --------
TOTAL STOCKHOLDERS' EQUITY                                             (1,181)
                                                                     --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  5,964
                                                                     ========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                               February 2, 2007
                                                                 (inception)
                                                                   through
                                                                 December 31,
                                                                    2007
                                                                 ----------
REVENUES
  Revenues                                                       $       --
                                                                 ----------

TOTAL REVENUES                                                           --

GENERAL & ADMINISTRATIVE EXPENSES                                    28,181
                                                                 ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES                             (28,181)
                                                                 ----------

NET INCOME (LOSS)                                                $  (28,181)
                                                                 ==========

BASIC EARNINGS PER SHARE                                         $    (0.00)
                                                                 ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        6,153,584
                                                                 ==========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 2, 2007 (Inception) through December 31, 2007
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                              Common      Additional       During
                                               Common         Stock        Paid-in       Development
                                               Stock          Amount       Capital          Stage         Total
                                               -----          ------       -------          -----         -----
BALANCE, FEBRUARY 2, 2007                           --       $    --       $     --      $      --      $      --

Stock issued for cash on March 14, 2007
 @ $0.003 per share                          3,000,000         3,000          6,000             --          9,000

Stock issued for cash on July 31, 2007
 @ $0.003 per share                          6,000,000         6,000         12,000             --         18,000

Net loss,  December 31, 2007                                                               (28,181)       (28,181)
                                            ----------       -------       --------      ---------      ---------

BALANCE, DECEMBER 31, 2007                   9,000,000       $ 9,000       $ 18,000      $ (28,181)     $  (1,181)
                                            ==========       =======       ========      =========      =========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                February 2, 2007
                                                                   (inception)
                                                                     through
                                                                   December 31,
                                                                      2007
                                                                    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(28,181)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                     (300)
    (Increase) Decrease in Organization Costs                         (2,145)
    Increase (Decrease) in Organization Costs Loan from Director       7,145
                                                                    --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (23,481)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             9,000
  Additional paid-in capital                                          18,000
                                                                    --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         27,000
                                                                    --------

NET INCREASE (DECREASE) IN CASH                                        3,519

CASH AT BEGINNING OF PERIOD                                               --
                                                                    --------

CASH AT END OF YEAR                                                 $  3,519
                                                                    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --
                                                                    ========

  Income Taxes                                                      $     --
                                                                    ========


                       See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,519 in cash and cash equivalents at December 31, 2007.

     E. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to December 31, 2007.

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

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended December

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2007.

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

     B) SHARE ISSUANCE:

     From inception of the Company (February 2, 2007) to December 31, 2007, the Company issued 9,000,000 common shares at $0.003 per share for total proceeds of $27,000 being $9,000 for par value shares and $18,000 for additional paid in capital. 3,000,000 shares were issued to the director and officer of the Company and 6,000,000 shares were issued to 36 un-affiliated investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2007, the Company has an accumulated deficit of $28,181, working capital of $3,519 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

     statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $28,181, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                               December 31, 2007
                                                               -----------------
     Future income tax assets:
     Net operating loss (from inception to December 31, 2007)      $ 28,181
     Statutory tax rate (combined federal and state)                     34%
                                                                   --------
     Non-capital tax loss                                             9,581
     Valuation allowance                                             (9,581)
                                                                   --------
                                                                   $     --
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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     application to prior periods' financial statements of changes in accounting principle, when practicable.

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

NOTE 7 - RELATED PARTY TRANSACTIONS

     While the company was in its organizational phase, Ms. Ochoa advanced funds to the company to pay for costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $7,145 on December 31, 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Castillo, Inc., whose one year term will expire 3/9/09, or at such a time as her successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Emilia Ochoa                 47    President,        3/09/07          3/09/09
9880 N. Magnolia Ave. #185         Secretary,
Santee, CA 92071                   Director

The foregoing person is a promoter of Castillo, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been appointed and qualified.

The director and officer currently devotes an immaterial amount of time as the board of directors deems necessary to manage the business affairs of our company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

OFFICER & DIRECTOR BACKGROUND:

EMILIA OCHOA

EMPLOYMENT EXPERIENCE

Sara' Imports (1994-2007)
Ensenada, B.C. Mexico
     *   Managed sales and promotions of beauty products.

Dorian's Zona Centro (1982 - 1994)
Ensenada, B.C. Mexico
     *   Conducted demonstrations of fragrance, makeup and skincare products.
     *   Managed all aspects of sales of retail beauty products.

EDUCATION

Centro de Capacitacion de Cosmetologia y Estetica D' Vizcayo
Ensenada, B.C. Mexico, Graduated in 1985.

Esc. Preparatoria Lazaro Cardenas, Tijuana, B.C. Graduated in 1982.

CONFLICT OF INTEREST

Our Officer and Director does not currently devote all of her business time to our operations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

In June 2007 we began paying our officer and director a monthly salary of $500 for her services during the development stage of our operations. She is reimbursed for any out-of-pocket expenses she incurs on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

Our officer and director is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Emilia Ochoa,   2007  $3,500        0           0           0          0             0            0          0
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Emilia         0              0              0            0          0           0            0           0            0
Ochoa

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Emilia Ochoa         0          0          0             0               0               0             0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address                        No. of             Percentage
     Beneficial Owner                        Shares            of Ownership
     ----------------                        ------            ------------

     Emilia Ochoa                           3,000,000 (a)           33.3%
     9880 N. Magnolia Ave. #185
     Santee, CA 92071

     Total Shares Owned by Officers
      & Directors as a Group                3,000,000               33.3%

----------
(a) Ms. Ochoa received 3,000,000 shares of the company's common stock on March 13, 2007 for $9,000 cash.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Ms. Ochoa purchased 3,000,000 shares of the company's common stock for cash in the amount of $9,000. The stock was valued at $0.003 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to the promoter of the company and bear a restrictive legend.

The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due was $7,145 on December 31, 2007.

Beginning in June 2007 we pay Ms. Ochoa a salary of $500 per month. The total amount paid to Ms. Ochoa for the year ended December 31, 2007 was $3,500.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

        3(i)          Articles of Incorporation*
        3(ii)         Bylaws*
       31.1           Sec. 302 Certification of CEO
       31.2           Sec. 302 Certification of CFO
       32.1           Sec. 906 Certification of CEO
       32.2           Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on May 24, 2007 under File Number 333-1432236.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $5,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castillo, Inc.


/s/ Emilia Ochoa                                               February 18, 2008
--------------------------------------------                   -----------------
By: Emilia Ochoa                                                     Date
    (Principal Executive Officer & Sole Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacity and on the date as stated.


/s/ Emilia Ochoa                                               February 18, 2008
--------------------------------------------                   -----------------
Emilia Ochoa                                                         Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)