Form 10-Q
period 2008-03-31
Castillo, Inc.
filed 2008-05-12
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

                        Commission File Number 333-143236


                                 Castillo, Inc.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                   20-8441697
(State of Incorporation)                                (IRS Employer ID Number)

                           771 Jamacha Road, Suite 191
                               El Cajon, CA 92019
                                 (775) 352-4112
          (Address and telephone number of principal executive offices)

                           9880 N. Magnolia Ave. #185
                                Santee, CA 92071
                 (Former Address of principal executive offices)

                           Copies of Communication to:
                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                              Miami Beach, FL 33139
                            Telephone: (305)531-1174
                               Fax: (305) 531-1274

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 9,000,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

                                 Castillo, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,         December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    459           $  3,519
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    459              3,519

OTHER ASSETS
  Organizational Costs                                                  300                300
  Deposits                                                            2,145              2,145
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,445              2,445
                                                                   --------           --------

      TOTAL ASSETS                                                 $  2,904           $  5,964
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
  Loan from Director                                                 12,145              7,145
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            12,145              7,145

      TOTAL LIABILITIES                                              12,145              7,145

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding as
   of March 31, 2008 and December 31, 2007 respectively               9,000              9,000
  Additional paid-in capital                                         18,000             18,000
  Deficit accumulated during Development stage                      (36,241)           (28,181)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (9,241)            (1,181)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,904           $  5,964
                                                                   ========           ========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     February 2, 2007
                                            Three Months         Three Months          (inception)
                                               Ended                Ended                through
                                              March 31,            March 31,            March 31,
                                                2008                 2007                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------

TOTAL REVENUES                                       --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                 8,060                   75               36,241
                                             ----------           ----------           ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES          (8,060)                 (75)             (36,241)
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (8,060)          $      (75)          $  (36,241)
                                             ==========           ==========           ==========

BASIC EARNINGS PER SHARE                     $    (0.00)          $    (0.00)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    9,000,000            3,000,000
                                             ==========           ==========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     February 2, 2007
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                  March 31,          March 31,          March 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (8,060)          $    (75)          $(36,241)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                     --                 --               (300)
    (Increase) Decrease in Organization Costs                           --                 --             (2,145)
    Increase (Decrease) in Loan from Director                        5,000                 --             12,145
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,060)               (75)           (26,541)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              3,000              9,000
  Additional paid-in capital                                            --              6,000             18,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --              9,000             27,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (3,060)             8,925                459

CASH AT BEGINNING OF PERIOD                                          3,519                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    459           $  8,925           $    459
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

         D. CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $459 in cash and cash equivalents at March 31, 2008.

         E. START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

         No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to March 31, 2008.

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

         L. COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2008, the

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2008.

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

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2008, the Company has an accumulated deficit of $36,241, working capital of $459 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

         The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

         These  factors,   among  others,  raise  substantial  doubt  about  the
         Company's  ability to continue  as a going  concern.  The  accompanying

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

         financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

         The Company has incurred operating losses of $36,241, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

         Details of future income tax assets are as follows:

                                                                      March 31,
                                                                        2008
                                                                      --------
         Future income tax assets:
           Net operating loss (from inception to March 31, 2008)      $ 36,241
           Statutory tax rate (combined federal and state)                  34%
                                                                      --------
           Non-capital tax loss                                         12,322
           Valuation allowance                                         (12,322)
                                                                      --------
                                                                      $     --
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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

         In September 2006, FASB issued Financial Accounting Standards No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         While the company is in its organizational phase, Ms. Ochoa has advanced funds to the company to pay for costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $12,145 on March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

BUSINESS

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $459. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. Our director loaned the company a total of $12,145 as of March 31, 2008 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $27,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $36,241 in expenses through March 31, 2008. For the three month period ended March 31, 2008 we incurred $8,060 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2008.

                    Balance Sheet Data:            3/31/08
                    -------------------            -------

                    Cash                          $    459
                    Total assets                  $  2,904
                    Total liabilities             $ 12,145
                    Shareholders' equity          $ (9,241)

There was $5,000 cash provided from operating activities for the quarter ended March 31, 2008, a loan from our director. From inception through March 31, 2008 the director has loaned the company $12,145, for which there are no specific terms of repayment. Cash provided by financing since inception was $27,000, consisting of $9,000 from the sale of shares to our officer and director and $18,000 resulting from the sale of our common stock to 36 un-affiliated investors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2007.

ITEM 6. EXHIBITS.

                                                      Incorporated by Reference/
Exhibit No.           Exhibit                              Filed Herewith
-----------           -------                              --------------
   3.1       Articles of Incorporation             Incorporated by reference
                                                   to the Registration Statement
                                                   on Form SB-2 filed with the
                                                   SEC on May 24, 2007, File No.
                                                   333-143236

   3.2       Bylaws                                Incorporated by reference to
                                                   the Registration Statement on
                                                   Form SB-2 filed with the SEC
                                                   on May 24, 2007, File No.
                                                   333-143236

   31.1      Section 302 Certification of Chief    Filed herewith
             Executive Officer

   31.2      Section 302 Certification of Chief    Filed herewith
             Financial Officer

   32        Section 906 Certification of Chief    Filed herewith
             Executive Officer and Chief
             Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Castillo, Inc. (Registrant)


/s/ Emilia Ochoa
-----------------------------------
Emilia Ochoa
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer and Director

Date: May 8, 2008