Form 10-Q
period 2008-06-30
Castillo, Inc.
filed 2008-08-08
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

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

As of June 30, 2008, the registrant had 9,000,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

                                 Castillo, Inc.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    June 30,         December 31,
                                                                      2008               2007
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  1,716           $  3,519
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                   1,716              3,519

OTHER ASSETS
  Organizational Costs                                                   300                300
  Deposits                                                             2,145              2,145
                                                                    --------           --------
TOTAL OTHER ASSETS                                                     2,445              2,445
                                                                    --------           --------

      TOTAL ASSETS                                                  $  4,161           $  5,964
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $     --           $     --
  Loan from Director                                                  18,645              7,145
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                             18,645              7,145

      TOTAL LIABILITIES                                               18,645              7,145

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding
   as of June 30, 2008 and December 31, 2007 respectively              9,000              9,000
  Additional paid-in capital                                          18,000             18,000
  Deficit accumulated during Development stage                       (41,484)           (28,181)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (14,484)            (1,181)
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  4,161           $  5,964
                                                                    ========           ========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          February 2, 2007
                                          Three Months     Three Months     Six Months      Six Months      (inception)
                                             Ended            Ended           Ended           Ended          through
                                            June 30,         June 30,        June 30,        June 30,        June 30,
                                              2008             2007            2008            2007            2008
                                           ----------       ----------      ----------      ----------      ----------
REVENUES
  Revenues                                 $       --       $       --      $       --      $       --      $       --
                                           ----------       ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --               --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES               5,243            6,334          13,303           6,409          41,484
                                           ----------       ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (5,243)          (6,334)        (13,303)         (6,409)        (41,484)
                                           ----------       ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $   (5,243)      $   (6,334)     $  (13,303)     $   (6,409)     $  (41,484)
                                           ==========       ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  9,000,000        3,000,000       9,000,000       3,000,000
                                           ==========       ==========      ==========      ==========


                       See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 2, 2007
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended             through
                                                                  June 30,           June 30,           June 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(13,303)          $ (6,409)          $(41,484)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                     --               (300)              (300)
    (Increase) Decrease in Organization Costs                           --                 --             (2,145)
    Increase (Decrease) in Loan from Director                       11,500                600             18,645
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,803)            (6,109)           (25,284)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              3,000              9,000
  Additional paid-in capital                                            --              6,000             18,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --              9,000             27,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,803)             2,891              1,716

CASH AT BEGINNING OF PERIOD                                          3,519                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  1,716           $  2,891           $  1,716
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,716 in cash and cash equivalents at June 30, 2008.

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to June 30, 2008.

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

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2008.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2008, the Company has an accumulated deficit of $41,484, working capital of $1,716 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $41,484, which, if utilized, will begin to expire in 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                     June 30,
                                                                       2008
                                                                     --------
     Future income tax assets:
       Net operating loss (from inception to June 30, 2008)          $ 41,484

       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Non-capital tax loss                                            14,105
       Valuation allowance                                            (14,105)
                                                                     --------
                                                                     $     --
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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

     As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 7 - RELATED PARTY TRANSACTIONS

     While the company is in its organizational phase, Ms. Ochoa has advanced funds to the company to pay for costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $18,645 on June 30, 2008.

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

BUSINESS

The following description of our business plan is predicated on our ability to generate sufficient cash inflows to implement our plan. We have relied upon our director to loan funds necessary to advance our business plan. We are now considering outside sources of funding to replace the funding provided by our director. While we seek additional funding, we will continue to maintain limited operations and remain current in our corporate filings and obligations while financial resources are available. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plan.

We are a start-up company planning to market and sell fragrance based products in Mexico. With additional funding, we intend to open retail locations and utilize the business experience of management to develop product lines and marketing strategies for our stores. Our primary target market is women seeking perfumes and other aromatic products for personal use. Our secondary market is men seeking colognes for themselves, or gift items for loved ones.

Our director has spent time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of a retail space. We have been paying $300 per month for our retail space and paid $300 as a security deposit. Our director receives compensation of $500 per month.

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

Total estimated costs for opening our first retail location is $16,900. While we seek additional funding, our director has agreed to loan the company funds in the event we have a shortfall in operating capital in our start-up phase. Once revenues are sufficient we may consider hiring additional staff to assist our director and one employee.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $1,716. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. Our director loaned the company a total of $18,645 as of June 30, 2008 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $27,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $41,484 in expenses through June 30, 2008. For the three month period ended June 30, 2008 we incurred $5,243 in expenses. We incurred operating expenses of $6,334 for the same three-month period ended June 30, 2007. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2008.

                    Balance Sheet Data:            6/30/08
                    -------------------            -------

                    Cash                          $  1,716
                    Total assets                  $  4,161
                    Total liabilities             $ 18,645
                    Shareholders' equity          $(14,484)

There was $6,500 cash provided from operating activities for the quarter ended June 30, 2008, a loan from our director. From inception through June 30, 2008 the director has loaned the company $18,645, for which there are no specific terms of repayment. Cash provided by financing since inception was $27,000, consisting of $9,000 from the sale of shares to our officer and director and $18,000 resulting from the sale of our common stock to 36 un-affiliated investors.

The Company's financial resources have been substantially depleted. We will continue to maintain limited operations and remain current in our corporate filings and obligations while financial resources are available. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans. No assurances can be given that we will be able to raise additional funds to satisfy our financial requirements. We may decide that we cannot continue with our business operations as detailed in our original business plan because of this lack of financial resources. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

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

Date: August 7, 2008