Form 10-K
period 2008-12-31
Castillo, Inc.
filed 2009-02-11
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 333-143236


                                 Castillo, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                20-8441697
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                           9880 N. Magnolia Ave. #185
                                Santee, CA 92071
               (Address of Principal Executive Offices & Zip Code)

                                 (775) 352-4112
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 2, 2009, the registrant had 9,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                 CASTILLO, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        9
Item 2.  Properties                                                         12
Item 3.  Legal Proceedings                                                  12
Item 4.  Submission of Matters to a Vote of Securities Holders              12

                               Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14
Item 8.  Financial Statements                                               17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           27
Item 9A. Controls and Procedures                                            27

                              Part III

Item 10. Directors and Executive Officers                                   29
Item 11. Executive Compensation                                             30
Item 12. Security Ownership of Certain Beneficial Owners and Management     31
Item 13. Certain Relationships and Related Transactions                     32
Item 14. Principal Accounting Fees and Services                             32

                               Part IV

Item 15. Exhibits                                                           33

Signatures                                                                  33

                                     PART I

ITEM 1. BUSINESS

SUMMARY

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

We are a start-up company planning to market and sell fragrance based products in Mexico. Should additional funding become available in 2009, we intend to open retail locations and utilize the business experience of management to develop product lines and marketing strategies for our stores. Our primary target market is women seeking perfumes and other aromatic products for personal use. Our secondary market is men seeking colognes for themselves, or gift items for loved ones.

Our director has spent time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of a retail space. We have been paying $300 per month for our retail space and paid $300 as a security deposit. Our director receives compensation of $500 per month.

Should world financial conditions improve in 2009, we plan to complete the design of our retail space and begin preparing the property for our first store opening. We plan to utilize neutral color paint and fixtures with clear glass display shelving and wall mirror placement that will showcase the products and allow us to change out color schemes with relative ease. The color-coordinated packaging of our products as well as the fresh flower arrangements will be the focus of the space. Our director is aware of three companies in the Tijuana and San Diego area who specialize in refurbished or "gently used" retail merchandizing displays and will attempt to purchase as many of the required displays from one of them as it will lower set-up costs significantly from having to purchase new.

If we are able to secure additional funding in 2009, we will purchase our retail inventory and also complete the formulation of our proprietary products. Labels and packaging will be completed and gift baskets will be designed and assembled. Final finishes will be completed on our store set-up. Our director will decide on the best marketing and advertising plan which could include grand opening flyers/brochures, newspaper advertising, or possibly placement of some of our gift baskets or brochures in other retail establishments such as spas, salons or hotels in the area. With additional funding, we intend to conduct interviews with potential staff and hire one person to assist our director with our store opening and begin our marketing and advertising programs. The estimated costs for opening our first retail location will be approximately $17,000.

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

Our shares are listed on the OTCBB under the symbol CLLO. To date there has been no active trading market. Our fiscal year end is December 31. We have a total of 50,000,000 authorized common shares with a par value of $0.001 per share and 9,000,000 common shares issued and outstanding as of December 31, 2008. Of the outstanding shares 3,000,000 shares are held by our officer and director and 6,000,000 shares are held by 36 independent investors.

PRINCIPAL PRODUCTS AND THEIR MARKETS

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

We are a relatively small retailer and our position in the industry as a whole is insignificant. Our competitors have substantially greater resources and expertise than we do and significant competitive advantages over us. We can only price and sell our products to the public at competitive prices determined in retail markets. There is no assurance we will be able to overcome competitive disadvantages we face as a small, start-up company with limited capital. If we cannot compete effectively we will not succeed and investors will likely lose their money.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WITH A SHORT OPERATING HISTORY, OUR BUSINESS IS DIFFICULT TO EVALUATE.

We are a development stage enterprise, with no significant history of operations. We were incorporated on February 2, 2007, and are considered a start-up company with very little operating history and no revenues to date. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in rapidly evolving markets such as ours. To address these risks, we must successfully implement our business plan and marketing strategies. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter causing our business to fail.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE WHICH MAY REQUIRE THE SUSPENSION OR CESSATION OF OPERATIONS.

We were incorporated in February 2007 and have not started substantial business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception through December 31, 2008 was $52,014. Our ability to achieve and maintain profitability and positive cash flow is dependent in part upon:

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol CLLO. There has been no active trading in our shares.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     - contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

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

HOLDERS

As of December 31, 2008, we have 9,000,000 shares of $0.001 par value common stock issued and outstanding held by 37 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $52,014 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

           Balance Sheet Data:           12/31/08            12/31/07
           -------------------           --------            --------

           Cash                          $  3,886              3,519
           Total assets                  $  6,331              5,964
           Total liabilities             $ 31,345              7,145
           Shareholders' equity          $(25,014)            (1,181)

Cash provided by financing activities since inception through December 31, 2008 was $27,000, $9,000 from the sale of shares to our officer and director in March 2007 and $18,000 resulting from the sale of our common stock in our initial public offering to 36 independent investors in July 2007.

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

PLAN OF OPERATION

Our cash in the bank at December 31, 2008 was $3,886. Should additional funding become available in the next year, we intend to open retail locations and utilize the business experience of management to develop product lines and marketing strategies for our stores. Our primary target market is women seeking perfumes and other aromatic products for personal use. Our secondary market is men seeking colognes for themselves, or gift items for loved ones.

Our director has spent time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of a retail space. We have been paying $300 per month for our retail space and paid $300 as a security deposit. Our director receives compensation of $500 per month.

Should world financial conditions improve in 2009, we plan to complete the design of our retail space and begin preparing the property for our first store opening. We plan to utilize neutral color paint and fixtures with clear glass display shelving and wall mirror placement that will showcase the products and allow us to change out color schemes with relative ease. The color-coordinated packaging of our products as well as the fresh flower arrangements will be the focus of the space. Our director is aware of three companies in the Tijuana and San Diego area who specialize in refurbished or "gently used" retail merchandizing displays and will attempt to purchase as many of the required displays from one of them as it will lower set-up costs significantly from having to purchase new.

If we are able to secure additional funding in 2009, we will purchase our retail inventory and also complete the formulation of our proprietary products. Labels and packaging will be completed and gift baskets will be designed and assembled. Final finishes will be completed on our store set-up. Our director will decide on the best marketing and advertising plan which could include grand opening flyers/brochures, newspaper advertising, or possibly placement of some of our gift baskets or brochures in other retail establishments such as spas, salons or hotels in the area. With additional funding, we intend to conduct interviews with potential staff and hire one person to assist our director with our store opening and begin our marketing and advertising programs. We estimate our estimated costs for opening our first retail location will be approximately $17,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $3,886. We believe our existing cash balance plus loans from our director will be sufficient to fund our minor level of operations for the next twelve months. Our director loaned the company a total of $27,145 as of December 31, 2008 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $27,000 in equity securities to pay for our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Castillo, Inc.

I have audited the accompanying balance sheet of Castillo, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from February 2, 2007 (inception), to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castillo, Inc., (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from February 2, 2007 (inception), to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
----------------------------
Seattle, Washington
February 9, 2009

                                 Castillo, Inc.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  December 31,       December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,886           $  3,519
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  3,886              3,519

OTHER ASSETS
  Deposits                                                              300                300
  Organizational Costs                                                2,145              2,145
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,445              2,445
                                                                   --------           --------

      TOTAL ASSETS                                                 $  6,331           $  5,964
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  4,200           $     --
  Loan from Director                                                 27,145              7,145
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            31,345              7,145

      TOTAL LIABILITIES                                              31,345              7,145

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding
   as of December 31,  2008 and 2007, respectively                    9,000              9,000
  Additional paid-in capital                                         18,000             18,000
  Deficit accumulated during Development stage                      (52,014)           (28,181)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (25,014)            (1,181)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,331           $  5,964
                                                                   ========           ========


                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        February 2, 2007
                                                                                          (inception)
                                                 Year ended           Year ended            through
                                                 December 31,         December 31,         December 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    23,833               28,181               52,014
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (23,833)             (28,181)             (52,014)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (23,833)          $  (28,181)          $  (52,014)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        9,000,000            6,153,584
                                                 ==========           ==========


                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 2, 2007 (Inception) through December 31, 2007
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                              Common      Additional       During
                                               Common         Stock        Paid-in       Development
                                               Stock          Amount       Capital          Stage         Total
                                               -----          ------       -------          -----         -----
BALANCE, FEBRUARY 2, 2007                           --       $    --       $     --      $      --      $      --

Stock issued for cash on March 14, 2007
 @ $0.003 per share                          3,000,000         3,000          6,000             --          9,000

Stock issued for cash on July 31, 2007
 @ $0.003 per share                          6,000,000         6,000         12,000             --         18,000

Net loss,  December 31, 2007                                                               (28,181)       (28,181)
                                            ----------       -------       --------      ---------      ---------

BALANCE, DECEMBER 31, 2007                   9,000,000       $ 9,000       $ 18,000      $ (28,181)     $  (1,181)
                                            ==========       =======       ========      =========      =========

Net loss, December 31, 2008                                                                (23,833)       (23,833)
                                            ----------       -------       --------      ---------      ---------

BALANCE, DECEMBER 31, 2008                   9,000,000       $ 9,000       $ 18,000      $ (52,014)     $ (25,014)
                                            ==========       =======       ========      =========      =========


                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      February 2, 2007
                                                                                                        (inception)
                                                                   Year ended         Year ended          through
                                                                   December 31,       December 31,       December 31,
                                                                      2008               2007               2008
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(23,833)          $(28,181)          $(52,014)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                       --               (300)              (300)
    (Increase) Decrease in Organization Costs                             --             (2,145)            (2,145)
    Increase (Decrease) in Accounts Payable                            4,200                 --              4,200
    Increase (Decrease) in Organization Costs Loan from Director      20,000              7,145             27,145
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            367            (23,481)           (23,114)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --              9,000              9,000
  Additional paid-in capital                                              --             18,000             18,000
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --             27,000             27,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          367              3,519              3,886

CASH AT BEGINNING OF PERIOD                                            3,519                 --                 --
                                                                    --------           --------           --------

CASH AT END OF YEAR                                                 $  3,886           $  3,519           $  3,886
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                --           $     --           $     --
                                                                    ========           ========           ========
  Income Taxes                                                            --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------


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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,886 in cash and cash equivalents at December 31, 2008.

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------


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

     No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to December 31, 2008.

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

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2008, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2008.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------


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

     B) SHARE ISSUANCE:

     From inception of the Company (February 2, 2007) to December 31, 2008, the Company issued 9,000,000 common shares at $0.003 per share for total proceeds of $27,000 being $9,000 for par value shares and $18,000 for additional paid in capital. 3,000,000 shares were issued to the director and officer of the Company and 6,000,000 shares were issued to 36 un-affiliated investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2008, the Company has an accumulated deficit of $52,014, working capital of $3,886 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------


NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS (continued)

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $52,014, which, if utilized, will begin to expire in 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                    December 31,
                                                                       2008
                                                                     --------
     Future income tax assets:
      Net operating loss (from inception to December 31, 2008)       $ 52,014
      Statutory tax rate (combined federal and state)                      34%
                                                                     --------
      Non-capital tax loss                                             17,685
      Valuation allowance                                             (17,685)
                                                                     --------
                                                                     $     --
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

NOTE 7 - RELATED PARTY TRANSACTIONS

     Ms. Ochoa receives a monthly management fee from the Company of $500. While the company is in its organizational phase, Ms. Ochoa has advanced funds to the company to pay for costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $27,145 on December 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

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

ITEM 11.  EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Emilia Ochoa,   2007  $3,500        0           0           0          0             0            0          0
President,      2008  $3,600        0           0           0          0             0            0          0
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Ochoa purchased 3,000,000 shares of the company's common stock for cash in the amount of $9,000. The stock was valued at $0.003 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. These securities were issued to the promoter of the company and bear a restrictive legend.

The director of the company has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due was $27,145 on December 31, 2008.

Beginning in June 2007 we pay Ms. Ochoa a salary of $500 per month. The total amount paid to Ms. Ochoa for the years ended December 31, 2008 and 2007 was $3,600 and $3,500, respectively.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews were $8,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $5,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

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

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on May 24, 2007 under File Number 333-143236.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castillo, Inc.


/s/ Emilia Ochoa                                               February 10, 2009
---------------------------------------------                  -----------------
By: Emilia Ochoa                                                      Date
    (Principal Executive Officer & Sole Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacity and on the date as stated.


/s/ Emilia Ochoa                                               February 10, 2009
---------------------------------------------                  -----------------
Emilia Ochoa                                                          Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)