Form 10-Q
period 2009-03-31
Castillo, Inc.
filed 2009-05-13
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2009

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

As of March 31, 2009, the registrant had 9,000,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

                                 Castillo, Inc.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                       As of              As of
                                                                      March 31,         December 31,
                                                                        2009               2008
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  1,226           $  3,886
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                     1,226              3,886

OTHER ASSETS
  Organizational Costs                                                     300                300
  Deposits                                                               2,145              2,145
                                                                      --------           --------
TOTAL OTHER ASSETS                                                       2,445              2,445
                                                                      --------           --------

      TOTAL ASSETS                                                    $  3,671           $  6,331
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $  6,600           $  4,200
  Loan from Director                                                    30,265             27,145
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                               36,865             31,345

      TOTAL LIABILITIES                                                 36,865             31,345

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding as of
   March 31, 2009 and December 31, 2008 respectively                     9,000              9,000
  Additional paid-in capital                                            18,000             18,000
  Deficit accumulated during Development stage                         (60,194)           (52,014)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             (33,194)           (25,014)
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $  3,671           $  6,331
                                                                      ========           ========

                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        February 2, 2007
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                  March 31,            March 31,            March 31,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     8,180                8,060               60,194
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (8,180)              (8,060)             (60,194)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (8,180)          $   (8,060)          $  (60,194)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        9,000,000            9,000,000
                                                 ==========           ==========

                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    February 2, 2007
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended             through
                                                                  March 31,          March 31,          March 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (8,180)          $ (8,060)          $(60,194)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                     --                 --               (300)
    (Increase) Decrease in Organization Costs                           --                 --             (2,145)
    Increase (Decrease) in Accounts Payable                          2,400                 --              6,600
    Increase (Decrease) in Loan from Director                        3,120              5,000             30,265
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (2,660)            (3,060)           (25,774)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              9,000
  Additional paid-in capital                                            --                 --             18,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             27,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (2,660)            (3,060)             1,226

CASH AT BEGINNING OF PERIOD                                          3,886              3,519                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  1,226           $    459           $  1,226
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========

                        See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,226 in cash and cash equivalents at March 31, 2009.

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

     No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to March 31, 2009.

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

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2009, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2009.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

     B) SHARE ISSUANCE:

     From inception of the Company (February 2, 2007) to March 31, 2009, the Company issued 9,000,000 common shares at $0.003 per share for total proceeds of $27,000 being $9,000 for par value shares and $18,000 for additional paid in capital. 3,000,000 shares were issued to the director and officer of the Company and 6,000,000 shares were issued to 36 un-affiliated investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2009, the Company has an accumulated deficit of $60,194, working capital of $1,226 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)


     statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $60,194, which, if utilized, will begin to expire in 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                       March 31,
                                                                         2009
                                                                       --------
     Future income tax assets:
     Net operating loss (from inception to March 31, 2009)             $ 60,194
     Statutory tax rate (combined federal and state)                     20,466
                                                                       --------
     Non-capital tax loss                                                20,466
     Valuation allowance                                                (20,466)
                                                                       --------
                                                                       $     --
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

NOTE 7 - RELATED PARTY TRANSACTIONS

     Ms. Ochoa receives a monthly management fee from the Company of $500. While the company is in its organizational phase, Ms. Ochoa has advanced funds to the company to pay for costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $30,265 on March 31, 2009.

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

BUSINESS

The following description of our business plan is predicated on our ability to generate sufficient cash inflows to implement our plan. We have relied upon our director to loan funds necessary to advance our business plan. We are now seeking outside sources of funding to replace loans provided by our director. While we seek additional funding, we will continue to maintain limited operations and remain current in our corporate filings and obligations while financial resources are available. As we seek additional capital through sales of our equity securities or loans, we recognize that current conditions in world financial markets appear to be improving, but there is still little interest in providing funding to small start-up companies such as us. Therefore, as we seek additional funding, we plan to preserve our existing cash by slowing our business plan implementation.

We are a start-up company planning to market and sell fragrance based products in Mexico. Should additional funding become available later this year, we intend to open retail locations and utilize the business experience of management to develop product lines and marketing strategies for our stores. Our primary target market is women seeking perfumes and other aromatic products for personal use. Our secondary market is men seeking colognes for themselves, or gift items for loved ones.

Our director has spent time designing the labels and packaging for our proprietary products, researching various distributors of perfumes, body products and scent formulations, as well as determining the layout and design of a retail space. We have been paying $300 per month for our retail space and paid $300 as a security deposit. Our director receives compensation of $500 per month.

If financial markets improve so that funding for small businesses is again available later this year, we plan to complete the design of our retail space and begin preparing the property for our first store opening. We plan to utilize neutral color paint and fixtures with clear glass display shelving and wall mirror placement that will showcase the products and allow us to change out color schemes with relative ease. The color-coordinated packaging of our products as well as the fresh flower arrangements will be the focus of the space. Our director is aware of three companies in the Tijuana and San Diego area who specialize in refurbished or "gently used" retail merchandizing displays and will attempt to purchase as many of the required displays from one of them as it will lower set-up costs significantly from having to purchase new.

Depending on our ability to secure additional funding this year, we will purchase our retail inventory and also complete the formulation of our proprietary products. Labels and packaging will be completed and gift baskets will be designed and assembled. Final finishes will be completed on our store set-up. Our director will decide on the best marketing and advertising plan which could include grand opening flyers/brochures, newspaper advertising, or possibly placement of some of our gift baskets or brochures in other retail establishments such as spas, salons or hotels in the area. With additional funding, we intend to conduct interviews with potential staff and hire one person to assist our director with our store opening and begin our marketing and advertising programs. We estimate our estimated costs for opening our first retail location will be approximately $17,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $1,226. We believe our existing cash balance plus loans from our director will be sufficient to fund our minor level of operations for the next twelve months. Our director loaned the company a total of $30,265 as of March 31, 2009 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $27,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $60,194 in expenses through March 31, 2009. For the three month period ended March 31, 2009 we incurred $8,180 in expenses. We incurred operating expenses of $8,060 for the same three-month period ended March 31, 2008. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2009.

                    Balance Sheet Data:            3/31/09
                    -------------------            -------

                    Cash                          $  1,226
                    Total assets                  $  3,671
                    Total liabilities             $ 36,865
                    Shareholders' equity          $(33,194)

There was $3,120 cash provided from operating activities for the quarter ended March 31, 2009, a loan from our director. From inception through March 31, 2009 the director has loaned the company $30,265, for which there are no specific terms of repayment. Cash provided by financing since inception was $27,000, consisting of $9,000 from the sale of shares to our officer and director and $18,000 resulting from the sale of our common stock to 36 un-affiliated investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Castillo's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Castillo's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Castillo's internal controls over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2008.

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

Date: May 11, 2009