Form 10-Q
period 2009-06-30
Castillo, Inc.
filed 2009-08-13
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2009

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

As of August 12, 2009, the registrant had 9,000,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

                                 Castillo, Inc.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,          December 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    442           $  3,886
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    442              3,886

OTHER ASSETS
  Organizational Costs                                                  300                300
  Deposits                                                            2,145              2,145
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    2,445              2,445
                                                                   --------           --------

      TOTAL ASSETS                                                 $  2,887           $  6,331
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  8,900           $  4,200
  Loan from Director                                                 30,765             27,145
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            39,665             31,345

      TOTAL LIABILITIES                                              39,665             31,345

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding as
   of March 31, 2008 and December 31, 2007 respectively               9,000              9,000
  Additional paid-in capital                                         18,000             18,000
  Deficit accumulated during Development stage                      (63,778)           (52,014)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (36,778)           (25,014)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,887           $  6,331
                                                                   ========           ========


                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         February 2, 2007
                                           Three Months    Three Months     Six Months      Six Months     (inception)
                                              Ended           Ended           Ended           Ended          through
                                             June 30,        June 30,        June 30,        June 30,        June 30,
                                               2009            2008            2009            2008            2008
                                            ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                  $       --      $       --      $       --      $       --      $       --
                                            ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                      --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES                3,585           5,243          11,765          13,303          63,778
                                            ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (3,585)         (5,243)        (11,765)        (13,303)        (63,778)
                                            ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                           $   (3,585)     $   (5,243)     $  (11,765)     $  (13,303)     $  (63,778)
                                            ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                            ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   9,000,000       9,000,000       9,000,000       9,000,000
                                            ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                                 Castillo, Inc.
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      February 2, 2007
                                                                   Six Months         Six Months        (inception)
                                                                     Ended              Ended             through
                                                                    June 30,           June 30,           June 30,
                                                                      2009               2008               2008
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(11,765)          $(13,303)          $(63,778)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                       --                 --               (300)
    (Increase) Decrease in Organization Costs                             --                 --             (2,145)
    Increase (Decrease) in Accounts Payable                            4,700                 --              8,900
    Increase (Decrease) in Loan from Director                          3,620             11,500             30,765
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (3,445)            (1,803)           (26,558)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --                 --              9,000
  Additional paid-in capital                                              --                 --             18,000
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --                 --             27,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (3,445)            (1,803)               442

CASH AT BEGINNING OF PERIOD                                            3,887              3,519                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $    442           $  1,716           $    442
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========
  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

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

     D. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $442 in cash and cash equivalents at June 30, 2009.

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

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

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

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

     No significant realized exchange gains or losses were recorded from inception (February 2, 2007) to June 30, 2009.

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

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2009, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2009.

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

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

     B) SHARE ISSUANCE:

     From inception of the Company (February 2, 2007) to June 30, 2009, the Company issued 9,000,000 common shares at $0.003 per share for total proceeds of $27,000 being $9,000 for par value shares and $18,000 for additional paid in capital. 3,000,000 shares were issued to the director and officer of the Company and 6,000,000 shares were issued to 36 un-affiliated investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2009, the Company has an accumulated deficit of $63,778, working capital of $442 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and implementation of its business plan.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial

                                 CASTILLO, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS(continued)

     statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $63,779, which, if utilized, will begin to expire in 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                     June 30,
                                                                       2009
                                                                     --------
     Future income tax assets:
       Net operating loss (from inception to June 30, 2009)          $ 63,779
       Statutory tax rate (combined federal and state)                 21,685
                                                                     --------
       Non-capital tax loss                                            21,685
       Valuation allowance                                            (21,685)
                                                                     --------
                                                                     $     --
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

NOTE 7 - RELATED PARTY TRANSACTIONS

     Ms. Ochoa receives a monthly management fee from the Company of $500. While the company is in its organizational phase, Ms. Ochoa has advanced funds to the company to pay for costs incurred by it. These funds are interest free. The balance due Ms. Ochoa was $30,765 on June 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $442. We believe our existing cash balance plus loans from our director will be sufficient to fund our minor level of operations for the next twelve months. Our director loaned the company a total of $30,765 as of June 30, 2009 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $27,000 in equity securities to pay for our operations.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $63,778 in expenses through June 30, 2009. For the three month period ended June 30, 2009 we incurred $3,585 in expenses. We incurred operating expenses of $5,243 for the same three-month period ended June 30, 2008. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2009.

                    Balance Sheet Data:            6/30/09
                    -------------------            -------

                    Cash                          $    442
                    Total assets                  $  2,887
                    Total liabilities             $ 39,665
                    Shareholders' equity          $(36,778)

There was $500 cash provided from operating activities for the quarter ended June 30, 2009, a loan from our director. From inception through June 30, 2009 the director has loaned the company $30,765, for which there are no specific terms of repayment. Cash provided by financing since inception was $27,000, consisting of $9,000 from the sale of shares to our officer and director and $18,000 resulting from the sale of our common stock to 36 un-affiliated investors.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Castillo's internal controls over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Date: August 12, 2009