Form 10-K/A
period 2008-12-31
Castillo, Inc.
filed 2009-09-21
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                           771 Jamacha Road, Suite 191
                               El Cajon, CA 92019
               (Address of Principal Executive Offices & Zip Code)

                                 (775) 352-4112
                               (Telephone Number)

                           9880 N. Magnolia Ave. #185
                                Santee, CA 92071
           (Former Address of Principal Executive Offices & Zip Code)

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

ITEM 2. PROPERTIES

The physical location of our retail store is Calle Balcon 28 Fracc, Las Huertas, Tijuana, Mexico. Our principal executive office address is located at 771 Jamacha Road, Suite 191, El Cajon, CA 92019. The principal executive office and telephone number are provided by the officer of the corporation. The office is used by the officer for other business interests and is estimated to be sufficient for our business needs until such time as we receive funding and open our retail location.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were not effective to detect the incorrect application of GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of a fully functional independent audit committee, (2) the lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal year that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Management believes that the material weaknesses described above did not have an affect on our financial results. We are committed to improving our organization. We intend to: (i) increase our accounting personnel when funds are available which will also permit better segregation of duties, (ii) appoint one or more additional outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Castillo, Inc., whose one year term will expire 3/9/09, or at such a time as her successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Emilia Ochoa                 47    President,        3/09/07          3/09/09
771 Jamacha Road #191              Secretary,
El Cajon, CA  92019                Director

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

     Name and Address                        No. of             Percentage
     Beneficial Owner                        Shares            of Ownership
     ----------------                        ------            ------------

     Emilia Ochoa                           3,000,000 (a)           33.3%
     771 Jamacha Road #191
     El Cajon, CA  92019

     Total Shares Owned by Officers
      & Directors as a Group                3,000,000               33.3%

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

Castillo, Inc.


/s/ Emilia Ochoa                                              September 21, 2009
---------------------------------------------                 ------------------
By: Emilia Ochoa                                                      Date
    (Principal Executive Officer & Sole Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacity and on the date as stated.


/s/ Emilia Ochoa                                              September 21, 2009
---------------------------------------------                 ------------------
Emilia Ochoa                                                          Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)