Form 10-K/A
period 2008-12-31
Castillo, Inc.
filed 2009-09-30
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The issuer confirms that such information is accumulated and communicated to its management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008.

Based on that evaluation, management concluded, as of the end of the fiscal year covered by the report on Form 10-K, that Castillo's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Upon later re-evaluation management determined that failure to provide its report on disclosure controls and procedures as of December 31, 2008 in the original Form 10-K filing resulted in the disclosure controls and procedures being ineffective as of December 31, 2008.

The Issuer has included the Evaluation of Disclosure Controls and Procedures in its quarterly reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 and will include it in all future filings with the Commission.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Castillo, Inc., whose one year term will expire 3/9/10, or at such a time as her successor(s) shall be elected and qualified is as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Emilia Ochoa                 47    President,        3/09/07          3/09/10
771 Jamacha Road #191              Secretary,
El Cajon, CA  92019                Director

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


/s/ Emilia Ochoa                                              September 30, 2009
---------------------------------------------                 ------------------
By: Emilia Ochoa                                                      Date
    (Principal Executive Officer & Sole Director)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacity and on the date as stated.


/s/ Emilia Ochoa                                              September 30, 2009
---------------------------------------------                 ------------------
Emilia Ochoa                                                          Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)