Form 10-Q
period 2009-09-30
TECHNISCAN
filed 2009-11-16
CIK 1398026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2009

                        Commission file number 333-143236


                                TECHNISCAN, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                              27-1093363
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                            3216 South Highland Drive
                           Salt Lake City, Utah 84106
                    (Address of principal executive offices)

                                 (801) 521-0444
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 12, 2009, the registrant had 9,000,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                        As of             As of
                                                                    September 30,      December 31,
                                                                        2009               2008
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    447           $  3,886
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                       447              3,886

OTHER ASSETS
  Organizational Costs                                                     300                300
  Deposits                                                                  --              2,145
                                                                      --------           --------
TOTAL OTHER ASSETS                                                         300              2,445
                                                                      --------           --------

      TOTAL ASSETS                                                    $    747           $  6,331
                                                                      ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    $ 13,200           $  4,200
  Loan from Director                                                    33,165             27,145
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                               46,365             31,345

      TOTAL LIABILITIES                                                 46,365             31,345

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 50,000,000 shares
   authorized; 9,000,000 shares issued and outstanding as of
   September 30, 2009 and December 31, 2008 respectively                 9,000              9,000
  Additional paid-in capital                                            18,000             18,000
  Deficit accumulated during Development stage                         (72,618)           (52,014)
                                                                      --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             (45,618)           (25,014)
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $    747           $  6,331
                                                                      ========           ========


                        See Notes to Financial Statements

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          (A Development Stage Company)
                       Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           February 2, 2007
                                         Three Months     Three Months      Nine Months      Nine Months     (inception)
                                            Ended            Ended            Ended            Ended           through
                                         September 30,    September 30,    September 30,    September 30,    September 30,
                                             2009             2008             2009             2008             2009
                                          ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --      $       --
                                          ----------       ----------       ----------       ----------      ----------
TOTAL REVENUES                                    --               --               --               --              --

GENERAL & ADMINISTRATIVE EXPENSES              8,840            5,065           20,605           18,368          72,618
                                          ----------       ----------       ----------       ----------      ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES       (8,840)          (5,065)         (20,605)         (18,368)        (72,618)
                                          ----------       ----------       ----------       ----------      ----------

NET LOSS                                  $   (8,840)      $   (5,065)      $  (20,605)      $  (18,368)     $  (72,618)
                                          ==========       ==========       ==========       ==========      ==========

BASIC EARNINGS PER SHARE                  $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                          ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 9,000,000        9,000,000        9,000,000        9,000,000
                                          ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          (A Development Stage Company)
                       Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     February 2, 2007
                                                                  Nine Months        Nine Months       (inception)
                                                                    Ended              Ended             through
                                                                 September 30,      September 30,      September 30,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(20,605)          $(18,368)          $(72,618)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase in Deposits                                                --                 --               (300)
    Decrease in Organization Costs                                    2,145                 --                 --
    Increase in Accounts Payable                                      9,000              1,600             13,200
    Increase in Loan from Director                                    6,020             16,500             33,165
                                                                   --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                      (3,440)              (268)           (26,553)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              9,000
  Additional paid-in capital                                             --                 --             18,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                      --                 --             27,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (3,440)              (268)               447

CASH AT BEGINNING OF PERIOD                                           3,887              3,519                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $    447           $  3,251           $    447
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     TechniScan, Inc. (the "Company") was incorporated in the State of Nevada on February 2, 2007 as Castillo, Inc. The Company is a medical device company engaged in the development and commercialization of an automated breast ultrasound imaging system.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and notes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with U.S. generally accepted accounting principles.
     Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

     B. DEVELOPMENT STAGE COMPANY

     The Company is a development stage company as defined by FASB ASC 915, "DEVELOPMENT STAGE ENTITIES." The Company is devoting substantially all of its present efforts to establishing a viable business. All losses accumulated since inception has been considered as part of the Company's development stage activities.

     C. FISCAL PERIODS

     The Company's fiscal year end is December 31.

     D. USE OF ESTIMATES

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

     E. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $447 in cash and cash equivalents at September 30, 2009.

     F. START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     G. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

     H. SEGMENTED REPORTING

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

     I. FEDERAL INCOME TAXES

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

     J. EARNINGS (LOSS) PER SHARE

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

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     L. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2009, the Company had no items of other comprehensive income.
     Therefore, net loss equals comprehensive loss for the period ended September 30, 2009.

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

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 3 - CAPITAL STOCK (continued)

     B) SHARE ISSUANCE:

     From inception of the Company (February 2, 2007) to September 30, 2009, the Company issued 9,000,000 common shares at $0.003 per share for total proceeds of $27,000 being $9,000 for par value shares and $18,000 for additional paid in capital. 3,000,000 shares were issued to the director and officer of the Company and 6,000,000 shares were issued to 36 un-affiliated investors pursuant to a SB-2 Registration Statement.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2009, the Company has an accumulated deficit of $72,619, working capital of $447 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

     The Company has incurred operating losses of $72,619, which, if utilized, will begin to expire in 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:


                                                              September 30, 2009
                                                              ------------------
     Future income tax assets:
       Net operating loss (from inception to
        September 30, 2009)                                         $ 72,619
       Statutory tax rate (combined federal and state)                24,690
                                                                    --------
       Non-capital tax loss                                           24,690
       Valuation allowance                                           (24,690)
                                                                    --------
                                                                    $     --
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

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

     As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Until September 30, 2009, Ms. Ochoa received a monthly management fee from the Company of $500. While the company was in its organizational phase, Ms. Ochoa advanced funds to the company to pay for costs incurred by it. These funds were interest free. The balance due Ms. Ochoa was $33,165 on September 30, 2009.

NOTE 8 - SUBSEQUENT EVENT

     On October 9, 2009, the registrant TechniScan, Inc. (known as Castillo, Inc. until the consummation of the Merger (as defined below)) (the "Company") completed an acquisition of TechniScan, Inc., a privately held company incorporated in the State of Utah ("TechniScan Utah") pursuant to an Agreement and Plan of Merger, dated as of October 9, 2009, by and among TechniScan Utah, the Company, TechniScan Acquisition, Inc., a Utah corporation and wholly-owned subsidiary of the Company ("TechniScan Acquisition") and Emilia Ochoa (the "Merger Agreement").

     The Merger Agreement provides for the merger of TechniScan Acquisition with and into TechniScan Utah, with TechniScan Utah continuing as the surviving entity in the merger and a wholly-owned subsidiary of the Company (the "Merger"). Immediately after completion of the Merger, TechniScan Utah was merged with and into the Company (the "Subsidiary Merger").

     Under the terms of the Merger Agreement, at the closing of the Merger:

     * all of the issued and outstanding shares of common stock of TechniScan Utah (other than dissenting shares, if any) were cancelled and each share of common stock of TechniScan Utah was converted into and exchanged for the right to receive one validly issued, fully paid and nonassessable share of common stock in the Company,

     * all outstanding options to purchase shares of TechniScan Utah common stock were cancelled and each option was converted into an option to purchase the equivalent number of the Company's common stock, pursuant to the terms of the Employee Stock Option Plan of the Company,

     * all of the issued and outstanding shares of common stock of TechniScan Acquisition were converted into and represent the right to receive validly issued, fully paid and nonassessable shares of TechniScan Utah's common stock.

                                TechniScan, Inc.
                            (Formerly Castillo, Inc.)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 8 - SUBSEQUENT EVENT (continued)

     On September 21, 2009, TechniScan Utah entered into a Purchase and Sale Agreement with Ms. Ochoa whereby TechniScan Utah agreed to purchase from Ms. Ochoa, the Company's sole officer and director prior to the completion of the Merger, 3,000,000 shares of the common stock of the Company owned of record by Ms. Ochoa for $65,000. Closing on this purchase and sale occurred on October 9, 2009, immediately prior to the completion of the Merger, and pursuant to the Merger all of the shares purchased by TechniScan Utah were canceled and retired and ceased to exist, and no consideration was delivered to TechniScan Utah in exchange therefor.

     At the closing of the Merger, the shares of common stock of TechniScan Utah issued and outstanding were converted into and exchanged for the right to receive an aggregate of 76,824,535 shares of common stock of the Company, par value $.001 per share. At the closing of the Merger, all outstanding options to purchase shares of TechniScan Utah's common stock were converted into 12,284,778 options to purchase the equivalent number of the Company's common stock. As a result of the Merger, and immediately following the closing, the former shareholders of TechniScan Utah own approximately 92% of the issued and outstanding common stock of the Company and approximately 93% of the Company on a fully diluted basis (consisting of 83,824,535 shares of common stock and options to purchase 12,284,778 shares of common stock).

     Each holder of a share of common stock of the Company is entitled to one vote per share. The shares of the Company's common stock issued to TechniScan Utah's shareholders as part of the Merger were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares may not be sold or offered for sale except as permitted under Rule 144 or another exception promulgated under the Securities Act. Prior to the Merger, the Company was a publicly traded shell company and as such, shares of the Company's common stock issued to TechniScan Utah's shareholders as part of the Merger are not eligible for resale under the Securities Act without registration, for a period of at least one year following the filing of this report.

     In connection with the consummation of the Merger, the Company changed its name from "Castillo, Inc." to "TechniScan, Inc." The Company's common stock is quoted on the Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol "CLLO.OB," which the Company expects to change in connection with the name change.

     Upon the closing of the Merger, Ms. Ochoa, our sole officer and director prior to the Merger, resigned from each of her positions effective immediately. Following Ms. Ochoa's resignation and pursuant to the Merger Agreement, David C. Robinson was appointed Chief Executive Officer and Chief Financial Officer of the Company and Barry K. Hanover was appointed Chief Operating Officer of the Company. Upon the closing of the Merger, the Board of Directors of the Company consists of five directors, Mr. Robinson, Kenneth G. Hungerford II, Richard J. Stanley, Gerald A. Richardson and Cheryl D. Cook. Mr. Hungerford was appointed as Chairman of the Board of the Company. As a result of the Merger, the Company is now headquartered in Salt Lake City, Utah.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of TechniScan, Inc. (the "Company") that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements, except as required by law.

BUSINESS

Our business was formed to offer market and sell fragrance based products in Mexico. During the past year, we have witnessed a dramatic reduction in investor and lender willingness to provide funding throughout the world. We are also experiencing increased levels of resistance to our inquiries for new sources of financing. We need to generate additional funding beyond that provided in the past by our director.

Management determined it was in the best interests of the Company and its shareholders to consider other potential business opportunities that could include changing our business plan, acquiring an existing business with sufficient liquidity, or merging with another company.

On October 9, 2009, the registrant TechniScan, Inc. (formerly known as Castillo, Inc.) completed an acquisition of TechniScan, Inc., a privately held company incorporated in the State of Utah ("TechniScan Utah") pursuant to an Agreement and Plan of Merger, dated as of October 9, 2009, by and among TechniScan Utah, Castillo, Inc. (as the Company was known at that time), TechniScan Acquisition, Inc., a Utah corporation and wholly-owned subsidiary of the Company and Emilia Ochoa (the "Merger Agreement").

The Company reported this event on a Form 8-K, which was filed with the SEC on October 16, 2009. The disclosure included the financial statements of TechniScan Utah, pro-forma financial statements of the entities as if the transaction had occurred as of June 20, 2009, and disclosures regarding TechniScan Utah.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $72,618 in expenses from inception through September 30, 2009. We incurred $8,840 and $5,065 in expenses for the three months ended September 30, 2009 and 2008, respectively. These costs consisted of general and administrative expenses. We incurred $20,605 and $18,368 in expenses for the nine months ended September 30, 2009 and 2008, respectively. These costs consisted of general and administrative expenses.

Management determined it was in the best interests of the Company and its shareholders to consider other potential business opportunities that could include changing our business plan, acquiring an existing business with sufficient cash flows, or merging with another company. On October 9, 2009, the Company entered into the Merger Agreement.

The following table provides selected financial data about the Company for the three months ended September 30, 2009.

                                                   As of
                                                September 30,
                    Balance Sheet Data:             2009
                    -------------------           --------

                    Cash                          $    447
                    Total assets                  $    747
                    Total liabilities             $ 46,365
                    Stockholders' deficit         $(45,618)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $447. We believe our existing cash balance plus loans from our director will be sufficient to fund our minor level of operations until we consummate a potential business opportunity, or for the next year if needed. Our director loaned the company a total of $30,765 as of September 30, 2009 and will continue to loan the company funds on a month by month basis as needed. In the event our director does not provide such funding, or we are unable to secure adequate capital, our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Our management team, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, September 30, 2009. The term DISCLOSURE CONTROLS AND PROCEDURES means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2009.

During the three months ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information called for by this item is incorporated herein by reference to the Company's Definitive Information Statement on Schedule 14C filed with the SEC on September 18, 2009.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of or incorporated by reference in this report.

Exhibit No.                               Description
-----------                               -----------

3.1 Certificate of Incorporation filed with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 16, 2009 (File No. 333-143236))

3.2 Bylaws (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on October 16, 2009 (File No. 333-143236))

22.1 Published Report Regarding Matters Submitted to Vote of Security Holders (Incorporated by reference to the Definitive Information Statement on Schedule 14C filed on September 18, 2009 (File No. 333-143236))

31.1 Chief Executive Officer's Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer's Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer's and Chief Financial Officer's Certification required under Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TECHNISCAN, INC.


November 16, 2009                         By: /s/ David C. Robinson
                                             -----------------------------------
                                             David C. Robinson
                                             Chief Executive Officer
                                             (Principal Executive Officer)


November 16, 2009                         By: /s/ Steven K. Passey
                                             -----------------------------------
                                             Steven K. Passey
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------

3.1 Certificate of Incorporation filed with the Secretary of State of the State of Delaware

3.2            Bylaws

22.1           Published Report Regarding Matters Submitted to Vote of Security
               Holders

31.1 Chief Executive Officer's Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer's Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer's and Chief Financial Officer's Certification required under Section 906 of Sarbanes-Oxley Act of 2002