Form 10-K
period 2009-12-31
TECHNISCAN
filed 2010-03-22
CIK 1398026

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-143236

TECHNISCAN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	27-1093363 (I.R.S. Employer Identification Number)

3216 South Highland Drive, Suite 200,
Salt Lake City, UT 84106
(Address of principal executive offices) (Zip Code)

(801) 521-0444
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a small reporting company)	☒ Smaller reporting company

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the common stock held by non-affiliates of the registrant, could not be computed based on the average bid and asked price as of June 30, 2009, because no active trading market had been established at that date.

         According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of the latest practical date: 82,897,454 as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof, to conform such statements to actual results or to changes in our opinions or expectations.

        Readers should carefully review and consider the various disclosures made by us in this Annual Report, set forth in detail in Item 1A of Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.    BUSINESS

Overview

        We were incorporated under the name Castillo, Inc. pursuant to the laws of the State of Nevada on February 2, 2007, and changed our state of incorporation from the State of Nevada to the State of Delaware on October 8, 2009. Until the Merger (described below), we had no substantial business operations and no revenues. On October 9, 2009, TechniScan, Inc., a Utah corporation ("TechniScan Utah"), was first merged into our wholly owned subsidiary, and then immediately merged into us (collectively referred to as the "Merger"). Pursuant to the Merger, we succeeded to the business of TechniScan Utah as our sole line of business and changed our name to "TechniScan, Inc." All references to our business refer to the business of TechniScan Utah. As a result of the Merger, we are a single entity and are headquartered in Salt Lake City, Utah. In addition, unless the context specifies otherwise, all references to "stockholder" or "shares of common stock" refer to ownership of shares of the combined company following the Merger. All references to "we," "us," the "Company" and "TechniScan" refer to the business of TechniScan, Inc., a Delaware corporation.

        In connection with the closing of the Merger, Emilia Ochoa, our sole officer and director resigned from each of her positions effective immediately. Following Ms. Ochoa's resignation and pursuant to the Merger Agreement, David C. Robinson was appointed Chief Executive Officer and Chief Financial Officer of the Company and Barry K. Hanover was appointed Chief Operating Officer of the Company. Effective November 9, 2009, Steven K. Passey was appointed Chief Financial Officer and Mr. Robinson ceased serving in that position. Upon the closing of the Merger, our Board consisted of five directors: Mr. Robinson; Kenneth G. Hungerford II; Richard J. Stanley; Gerald A. Richardson; and Cheryl D. Cook. Mr. Hungerford was appointed as Chairman of the Board. Effective December 14, 2009, our

Board was increased to seven members, and Joseph W. Pepper, PhD was appointed as a new member. One Board position remains unfilled.

        We are a medical device company engaged in the research, development, and commercialization of an ultrasound breast imaging system. Prior to the Merger, TechniScan Utah's outstanding securities included common stock and preferred stock, and warrants and options to purchase common stock. The outstanding TechniScan Utah preferred stock was issued as Series D Preferred Stock and Series E Preferred Stock. Immediately preceding the Merger, all of the issued and outstanding preferred stock and warrants of TechniScan Utah were converted into common stock of TechniScan Utah (the "Conversion"). Pursuant to the Conversion, all of TechniScan Utah's authorized preferred stock and all rights and privileges in connection therewith were extinguished. Pursuant to the Conversion, each share of TechniScan Utah's preferred stock and each warrant was converted into that number of shares of common stock, based upon conversion ratios.

        In connection with the Conversion, all of the TechniScan Utah common stock underwent a forward split in which each outstanding share of common stock of TechniScan Utah, including all shares deemed issued in the Conversion, were exchanged for two shares of TechniScan Utah common stock (2:1 ratio).

        Since inception, we have incurred net operating losses. As of December 31, 2009, we had an accumulated deficit of approximately $25.2 million. Losses have principally occurred as a result of the substantial resources required for research and development and clinical trials required to develop the WBU (as defined below) system for United States Food and Drug Administration ("FDA") approval and market launch. Losses have also been incurred from general and administrative costs associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the FDA pre-market notification approval process and proposed commercialization of our technology, and further research and development. We will also need to increase our selling costs, marketing activities and general and administration costs to market and sell the WBU system in the United States and overseas after approval is obtained.

        We developed a unique ultrasound technology platform, known as the Warm Bath Ultrasound imaging system ("WBU"), which utilizes computational software to produce high resolution images and unique information about the bulk properties of tissues in the breast. The WBU is formerly known as the Whole Breast UltrasoundTM. WBU is a flexible, automated breast imaging system that produces images using both reflection and transmission properties of ultrasound. The images produced by WBU are unique, three-dimensional, whole breast images and are expected to provide radiologists, surgeons and oncologists with an effective imaging tool for managing diagnostic imaging of the breast.

        The WBU system produces three unique images based on both traditional B-mode (reflective) and transmission ultrasound. Traditional reflection ultrasound images are created from the reflected sound waves and transmission ultrasound images are created using the speed and attenuation of sound data that are generated as the sound waves travel through the breast tissue. In particular, WBU uses proprietary, patented software algorithms that utilize the mathematics of inverse scattering to produce transmission images based on the speed and attenuation of sound through the breast. The WBU imaging platform also incorporates a three-dimensional version of B-mode ultrasound (or reflective ultrasound). The reflection images are refraction corrected by utilizing the transmission data—the speed of sound—traveling through human breast tissue. We believe that the unique combination of these refraction corrected reflection images into a three-dimensional volume will provide physicians with a new way of viewing and interpreting ultrasound images, especially when combined with the quantitative information about the bulk tissue properties of the breast provided by the numerical transmission data.

        We are developing support for clinical users of the WBU system through the TechniScan Imaging Network ("TIN"), which is a suite of tools and applications designed to enhance the value and capabilities of the system. We believe that TIN will offer a reliable and secure method of providing physicians, administrators, payers and patients with timely access to their diagnostic studies and reports, while ensuring that all data is disclosed only to those with permission to access it. TIN is expected to optimize the use of diagnostic information by healthcare providers by providing a common platform to store, archive, correlate, analyze and/or collaborate about cases, giving the physician ultimate control of the diagnostic process. We believe that TIN also will allow healthcare professionals a flexible, fully customizable, environment in which they can develop and store their own data or access anonymized data from other related images.

        We have not yet begun selling our product or services commercially. We plan to enter the United States and European markets. We anticipate installing initial WBU systems on a subscription basis beginning in the fourth quarter of 2010 with commercial release of the WBU and TIN in the first quarter of 2011. We expect that the WBU system will be marketed as a B-mode (i.e. handheld) and automated reflection tomography ultrasonic system for imaging of a patient's whole breast. We plan to commercialize our products developed to aid in the detection of breast cancer and to further expand our services in the same area. We believe that our technology provides for a painless and efficient method, which does not require breast compression or ionizing radiation, and the procedure also provides unique information to help radiologists differentiate cancerous from benign and normal tissues. We plan to enter our product into the breast cancer screening and detection market as a diagnostic device that would be used by radiologists, physicians, hospitals and screening centers as an adjunct to mammography to provide them with additional information that may influence decisions relating to the need for further invasive or surgical testing, examination, and/or treatment for lesions or tumors.

        We expect that TIN will be able to provide us with a recurring revenue stream, allowing us to charge for system use in the United States on a subscription basis. We also plan to sell TIN as a subscription service in Europe through a third-party sales channel. TIN is being developed as an "open ended development system" that allows users, researchers, and other software developers to integrate their own applications through our network, providing us with significant development resources and continuing access to new applications. It is designed to allow them to archive and retrieve, compare images to other similar data sets, store their own images and diagnostic notes; collaborate with others, and correlate information with diagnostic results and outcomes.

        Our technology was developed through years of research supported, in part, by federal research grants and private and government research contracts. To date, our revenues have been from government grants and other research partners. Pursuant to FDA regulations, we must obtain either a 510(k) clearance or pre-marketing approval ("PMA") prior to marketing our products in the United States. The WBU system will only be cleared for marketing in the United Sates upon receipt of a letter from the FDA which finds the WBU system to be substantially equivalent ("SE"). We have submitted a 510(k) application to the FDA and we anticipate that the FDA will issue a final ruling on our application for the WBU system sometime in the third quarter of 2010. In order to sell our products within the European Union ("EU"), companies are required to achieve compliance with requirements of the European Union Medical Device Directive and affix a "CE" marking on their products to demonstrate such compliance. The "CE" mark is a mandatory conforming mark on many products marketed in the EU. It certifies that a product has met EU consumer safety, health or environmental requirements.

Our Market Opportunity

        We believe that the key to success in this targeted market is reimbursement which, because of the way the WBU system produces images (i.e., computed tomography ("CT")), we project to be significantly higher than traditional ultrasound. Currently, CT is reimbursed at a higher rate than ultrasound and there is expected to be additional reimbursement for image reconstruction that is not available for traditional ultrasound. We expect the synergy of ease of use and higher reimbursement will help physicians see immediate benefits, both for patient care and financially, for implementing the WBU system into their practices.

        We expect to pursue marketing strategies aimed at both the general consumer and the clinical marketplace that are focused on the enhanced diagnostic capability of the WBU system. We intend to provide our product offerings to screening centers and hospitals, radiologists and physicians and technical personnel within the United States and Europe. We expect to do this by deploying systems to clinical sites supported by key opinion leaders and leveraging the clinical results, images and luminary testimonials to educate our target market and customer base about the scanner and patient benefits, using an aggressive marketing campaign via presentations, hands-on workshops, professional society meetings, publications and targeted advertising. Our future success will be driven primarily by our ability to attract new customers, develop sustainable revenues and to continue to develop our product.

        With a well-identified customer base made up of centers licensed by the FDA under the Mammography Quality Standards Act ("MQSA") and the leading cancer research and teaching facilities, we plan to build a core sales team as a direct sales force to market the WBU system. We expect to focus on geographic regions based upon "buying power index" of the best opportunities for sale. We partnered with Esaote S.p.A., an Italian ultrasound manufacturer ("Esaote"), and also a stockholder of ours, to provide exclusive marketing and sales of the WBU system in Europe. We plan to use Esaote's existing sales force to introduce the WBU system within the EU. Similar to the United States market strategy, the European market introduction strategy will focus on geographic areas with a higher than average use of ultrasound for breast cancer screening and diagnosis.

        Our United States and European market entry strategy will be driven by seeking to attain four primary goals:

  •
  Achieving clinical acceptance from the medical community by gaining support from thought leaders in breast cancer imaging and leveraging their support in a broader education program that will promote the benefits of the WBU System;

  •
  Creating public awareness of the benefits of the WBU system through regular submission of peer-reviewed publications;

  •
  Demonstrating the economic benefits of increased reimbursement and practice efficiencies of the WBU system through tracking reimbursement and effectiveness at test centers and research facilities where WBU systems are in regular use; and

  •
  Reducing the barriers of adoption by providing financing methods and services to support rapid adoption and use of the WBU system. This strategy involves placement of systems using a "subscription model" wherein the physician leases the equipment for a "buy in" amount and then pays us a pre-specified fee for each scan conducted.

Our Strengths

        Our proprietary, patented, computational software is the key component of the WBU system, which we believe makes it different from, and better than, current ultrasound technology. The software relies on complex, patented algorithms to calculate the actual speed and attenuation of sound at each point in the breast. We believe the complexity of the algorithms, especially the algorithm for inverse scattering, creates a significant barrier to entry for potential competitors. We are not aware of any competitor capable of solving the wave propagation inverse scattering problem efficiently and accurately enough to be medically valuable. During the breast cancer screening and diagnosis process, ultrasound is currently used as an adjunct to mammography. In its currently used form, reflection ultrasound is highly dependent on the skill of a trained operator, and it does not show how much of the breast has been imaged. We believe that the WBU system will be sensitive enough to detect most breast cancers in the early stages of development. Additionally, because of the unique information about bulk tissue properties contained in the WBU system's speed and attenuation of sound images we expect to be able to provide radiologists with information that allows them to more clearly distinguish between cancerous and benign or normal tissues, thereby significantly reducing the rate of unnecessary biopsies.

        We believe that images produced by the WBU system possess important advantages over traditional ultrasound methods including:

  •
  standardized, high-quality images that are generated independent of operator skill;

  •
  images that are accurately registered in three-dimensional format;

  •
  images that are of high spatial resolution and low noise that allow for accurate localization of lesions and calculation of mass size; and

  •
  images that show either coronal slices of the total breast or a complete three-dimensional representation of the section imaged, rather than a small "flashlight view" of the breast as shown by traditional ultrasound.

        Since the technology is relatively operator-independent, the cost of implementation is low and it does not expose patients to ionizing radiation or discomfort. We also expect that radiologists could be able to monitor changes in breast tissue over a period of time in the same individual. We also expect to be able to pinpoint the exact location of a tumor for biopsy. We believe that present ultrasound technology has a limited field of view. It displays only a small portion of the breast at one time. Our technology is designed to image the entire breast at one time, with uniform spatial resolution throughout the breast.

Our Strategy

        Our regulatory strategy includes:

  •
  Obtaining marketing clearance of WBU through the FDA's 510(k) program.

  •
  Delivery of a WBU system that meets European mandatory CE Mark requirements to Esaote for manufacture by the fourth quarter of 2010. As a CE Approved Manufacturer, Esaote will seek to ensure that the system meets regulatory requirements in the countries covered by our distribution agreement with Esaote.

        Our clinical testing strategy includes the following:

  •
  We believe that currently available clinical data will be sufficient for the regulatory submissions now in process and will be used to demonstrate the clinical utility of the initial release of the WBU system.

  •
  We expect that current clinical sites in the United States will begin clinical evaluation of the next generation of the WBU system, including specific evaluation of speed and attenuation as diagnostic measures, as well as system enhancements such as larger receiver arrays for improved transmission imaging.

  •
  We expect that clinical sites in Europe will be supported by Esaote to assist them in developing a market introduction strategy and clinical utility statements based on clinical data from their target markets.

        We also plan to develop a strong brand for the WBU system. Our objectives for creating the brand for the WBU system are to:

  •
  identify, in a unique way, both the imaging and subscription services platforms;

  •
  confirm our credibility to both consumers and physicians;

  •
  connect target prospects emotionally to the product and the positive messages about dignified breast cancer detection;

  •
  motivate the buyer—both clinical and consumer (patient); and

  •
  create user loyalty.

Industry Background

        Despite the massive attention given to breast cancer prevention and treatment, the American Cancer Society projects that in 2009—254,650 women will be diagnosed with invasive and in situ (early stage) breast cancer, and breast cancer will claim the lives of 40,170 women. The American Cancer Society further estimates that one out of every eight women will develop breast cancer at some point during her lifetime, and one in every 42 women who turn 50 today will have a diagnosis of breast cancer before she turns 60. We believe that high visibility media coverage combined with effective public education, and a continued focus on women's health issues in the medical community have resulted in a rapidly growing market for breast cancer screening. The breast cancer detection and diagnostic technologies market (including mammography, MRI, and ultrasound, as well as genetic testing and minimally invasive breast biopsy) totaled approximately $1.5 billion in the United States in 2008, and is expected to grow at a compounded annual rate of 5% over the next five years according to Medtech Insight. According to a Center for Disease Control National Health Interview Survey in 2005, the percentage of women age 40 and older who reported having a mammogram within the two years prior to the study rose from 29% in 1987 to just over 65% in 2005. We believe that this initiative will result in significant continued growth in the diagnostic imaging market segment.

        Currently, there are several dominant screening and diagnostic technologies in the medical industry that are used both dependently and independently of each other in an effort to locate cancers before they are fatal; each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations. Industry methods and technologies include:

  •
  breast self-examination and clinical breast examination;

  •
  mammography, including screening mammography and diagnostic mammography;

  •
  full field digital mammography;

  •
  computer aided detection;

  •
  conventional diagnostic ultrasound; and

  •
  breast biopsy.

        Mammography is the dominant imaging modality in today's standard of care, but still has significant limitations as a diagnostic imaging device. Breast tissue, unlike other body organs, is composed of tissue that fluctuates regularly and can be significantly different from person to person. The breast structure is influenced by several factors, including age, functional changes (i.e., breast feeding, pregnancy, pre/post menopause, etc.), genetic predisposition and hormone replacement therapy, along with a variety of other internal factors like hemoglobin concentration, oxygen saturation, and water fraction, all of which fluctuate daily. Our research has found that since much of what can be seen in a mammogram is interpretation, consistent, effective diagnosis using one primary imaging tool is inconsistent, if not impossible. One result of the uncertainty of mammography screening is that radiologists have become much more careful, often recommending immediate workups—additional diagnostic imaging and possibly needle or surgical biopsy. Mammography is also problematic in women who have breast implants. Problems include crushed implants, painful mammograms, delayed detection of cancer from interference in imaging breast tissue, and an inability to perform mammograms due to fear of implant rupture or capsular contracture.

        We believe that the WBU system offers a painless and efficient method, without ionizing radiation, to screen and diagnose the breast and provide unique information about bulk tissue properties that may aid in the effective diagnosis of breast cancer. We anticipate that the WBU system will accurately calculate the speed and attenuation of sound throughout the breast. We believe that these properties will provide radiologists with unique information about the actual tissue properties at each point of the breast, allowing them to more accurately distinguish between cancerous tumors and benign or normal tissues.

Products and Services

        WBU.    The WBU system is comprised of several individual subsystems that support patient imaging, data management and image display. The physical system is a collection of modular components that control the electrical and mechanical systems, gather and manage the ultrasound data, imaging software that produces images of both reflection and transmission ultrasound, and workstation software that allows users to access the images in standard digital medical workstation software ("DICOM") format. The system is designed to allow easy plug-and-play modification and/or upgrade of the physical system as well as remote query, system diagnosis, and upgrades. Included in the system are hand-held probes that physicians can utilize to image closer to the chest wall and for guidance in conducting breast biopsies.

        The WBU system produces three unique images based on both traditional B-mode (reflective) ultrasound and on transmission ultrasound. WBU uses proprietary, patented software algorithms that utilize the mathematics of inverse scattering to produce transmission images of the speed and attenuation of sound through the breast. We have incorporated a three-dimensional version of B-mode ultrasound (or reflective ultrasound) into the WBU imaging platform. The reflection images are refraction corrected by utilizing the transmission data—the speed of sound—traveling through human breast tissue. The unique combination of these refraction corrected reflection images into a three-dimensional volume are designed to provide physicians with a new way of viewing and interpreting ultrasound images, especially when combined with the quantitative information about the bulk tissue properties of the breast provided by the numerical transmission data. Images are produced and data are recorded in successive "slices" of the breast. This information is used to develop two-dimensional inverse scattering images that are then stacked and interpolated to provide an initial approximation for imaging in all three dimensions.

        Studies have demonstrated that the unique properties of sound speed and attenuation may be effective in assisting radiologists to distinguish between normal or benign tissues and many types of cancers. We expect that our scanner will provide women of all ages and breast densities with an effective test for the presence of breast cancer.

        We believe that images produced by the WBU system possess important advantages over traditional ultrasound methods including:

  •
  standardized, high-quality images that are generated relatively independent of operator skill;

  •
  images that are accurately registered in three-dimensional format;

  •
  images that are of high spatial resolution and low noise that allow for accurate localization of lesions and calculation of mass size; and

  •
  images that show either coronal slices of the total breast or a complete three-dimensional representation of the section imaged, rather than a small "flashlight view" of the breast as shown by traditional ultrasound.

        Additionally, we have incorporated a three-dimensional version of B-mode ultrasound (or reflective ultrasound) into the WBU imaging platform. There are significant differences between traditional hand-held B-mode reflection images and the reflection tomography images produced by the WBU system.

  •
  WBU reflection tomography images are obtained automatically and largely independently of operator skill.

  •
  Traditional hand-held B-mode ultrasound only captures individual images of small, targeted areas of the breast, making consistent whole breast exams extremely difficult to perform and document, and highly dependent upon the skill of the sonographer or radiologist. WBU reflection tomography images the entire three-dimensional breast volume, which is stored and reviewed simultaneously, and in exact registration with the transmission images on the viewing station.

  •
  WBU reflection tomography images are obtained from three transducers working together at relatively low frequencies. WBU compounds data from all sides of the stationary breast in order to produce image resolution comparable to hand-held B-mode images, but at greater tissue depths, in full three-dimensional format, by using these lower ultrasound frequencies.

  •
  WBU reflection tomography imaging removes much of the speckle inherent in B-mode imaging to further enhance image quality. Some artifacts of B-mode images which provide valuable diagnostic information, such as attenuation shadowing, are replaced with quantitative three-dimensional attenuation values obtained from WBU transmission images.

        The procedure is non-invasive and does not require breast compression or ionizing radiation, and the procedure provides unique information to help radiologists differentiate cancerous from benign and normal tissues. The WBU system maintains the breast in a pendant and fixed position, within a water bath, without compression or other breast tissue disturbances during scanning. Maintaining the position and shape of the breast allows for the tumor or lesion to be more easily localized, and re-localized in follow-up examinations, and allows the potential for three-dimensional guidance of treatment instruments. In an exam, the patient lies face down on the scanning table with one breast placed through a hole in the table and into a water bath at body temperature. The ultrasound transducers rotate around the breast, gathering data that is used to reconstruct multiple cross-sectional images of the breast's internal structures. Due to the suspension of the breast in the WBU system scanning tank, and the ability of the ultrasonic arrays to image the breast from the chest wall to the nipple, data can be collected for the entire breast. The WBU system (incorporating both transmission and reflection ultrasound) can obtain true undistorted reflection ultrasound images of the female breast. For calculating reflection ultrasound characteristics of the female breast, the reflection images are refraction-corrected by utilizing the speed of sound traveling through human breast tissue. We believe that the resulting information will provide radiologists with increased accuracy in lesion location, as well as unique information about tissue properties to aid in the specificity of a diagnosis and the existence and extent of breast disease. We believe that this is not currently possible in any other modes where compression, physical pressure, or other measures are used which change or distort breast tissue during the exam.

        Since the technology is relatively operator-independent, the cost of implementation is low, and it does not expose patients to ionizing radiation or discomfort. We also expect that radiologists could be able to monitor changes in breast tissue over a period of time in the same individual. We also expect to be able to pinpoint the exact location of a tumor for biopsy. Present ultrasound technology has a limited field of view. It displays only a small portion of the breast at one time. Our technology will image the entire breast at one time, with uniform spatial resolution throughout the breast.

        WBU Workstation.    While the WBU system is designed to work with currently available commercial DICOM standards, TechniScan is also developing a dedicated image viewing workstation to allow clinicians to better utilize the full spectrum of the information available from the WBU system. Over time, we expect to collect clinical information from WBU exams conducted at user sites allowing us to enhance the value of the diagnostic data and generate additional recurring revenues by selling a library of aggregated information for volumetric breast density, and other uniquely measured data such as speed and attenuation.

        WBU Handheld Probe.    The WBU system is integrated with the Esaote top of the line handheld ultrasound system MyLab70XVG, which provides a complementary option for the physician. The MyLab 70 handheld system includes high frequency linear hand-held ultrasound probe developed by Esaote, which can be used for conducting area specific examinations using standard B-mode ultrasound. The handheld probes can be used for conducting area specific examinations and/or ultrasound-guided biopsies using standard B-mode ultrasound. After scanning the patient with the WBU system and localizing a suspicious lesion, the physician can ask the patient to roll over in order to perform handheld ultrasound procedures.

        The ultrasound-guided biopsy procedure minimizes the need to remove tissue surgically and there is no radiation exposure compared to using an x-ray to locate a lesion for biopsy. The physician places the ultrasound probe over the site of the breast lesion and, using local anesthesia, guides a biopsy needle directly into the lesion to take a tissue sample. Additionally, the WBU handheld probes will include an optional, proprietary biopsy guidance tool to assist physicians to conduct accurate biopsies of identified areas of concern.

        TIN.    TIN is being developed to be able to provide users of the WBU system with a suite of tools and applications to enhance the value and capabilities of the system over time. TIN is intended to provide users with a reliable and secure method of providing physicians, administrators, payers, and patients with timely access to their diagnostic studies and reports, while ensuring that all data is disclosed only to those with permissions to access it. TIN is anticipated to optimize the use of diagnostic information by healthcare providers by providing a common platform to store, archive, correlate, analyze and/or collaborate about cases, giving the physician ultimate control of their diagnostic process. TIN is also expected to allow healthcare professionals a flexible, fully customizable, environment in which they can develop and store their own data or access anonymized data from other related images.

        It is expected that TIN will be able to provide us with a recurring revenue stream, allowing us to charge for system use in the United States on a subscription basis, similar to the business model used by cell phones. We also plan to sell TIN as a subscription service in Europe through a third-party sales channel. TIN will be developed as an "open ended development system" that allows users, researchers, and other software developers to integrate their own applications through our network providing us with significant development resources and continuing access to new applications. It will allow them to archive and retrieve, compare images to other similar data sets, store their own images and diagnostic notes, collaborate with others, and correlate information with diagnostic results and outcomes.

Testing

        We conducted laboratory testing to validate the speed and attenuation values produced by its inverse scattering technology; that is, the imaging algorithms that underlie the WBU system. The manufacturer's speed and attenuation specifications for all objects within the phantom were reliably reproduced by our inverse scattering technology. The first in vivo testing was designed to assess the ability of the system to accurately image identifiable characteristics in the breast that are visible in traditional mammography. The results showed that the WBU system was able to reliably produce images in which characteristics (including lesions) detectable in a patient's mammogram were also visible in the WBU image. Next we designed a short series of tests to evaluate the reliability and repeatability of the WBU system over a period of time that would encompass normally occurring physical changes. Results demonstrated that the WBU system images are consistent across repeated testing and are not significantly affected by common physiological changes.

        To assess the capability of the WBU system to differentiate cancerous from benign or normal tissue, we conducted a proof-of-concept test from which a predictive hypothesis could be developed from the unique characteristics of sound speed and attenuation, using 26 living volunteers. Results of biopsies were compared with the speed and attenuation values collected from the WBU system. Mean comparisons indicated higher attenuation values for malignant lesions than for benign abnormalities.

        Between October and December 2008, 34 women were scanned at the Breast Care & Imaging Center of Orange County in Orange, California. The results of these studies were provided to Esaote and also used for presenting representative case studies to physicians at the 2008 Radiological Society of North America meeting in Chicago, Illinois. The valuable insights gained from this deployment within a clinical diagnostic center were integrated into the production prototypes, which were deployed to another clinical investigation at the University of San Diego, Moores Cancer Center in June 2009.

Marketing and Distribution

        We expect to pursue marketing strategies aimed at both the general consumer and the clinical marketplace that are focused on the enhanced 3D, automated imaging capability of the WBU system. We intend to provide our product offerings to screening centers and hospitals, radiologists and physicians and technical personnel within the United States and Europe. We expect to do this by deploying systems to clinical sites supported by key opinion leaders and leveraging the clinical results, images and luminary testimonials to educate our target market and customer base about the scanner and patient benefits. This will be accomplished using an aggressive marketing campaign via presentations, hands-on workshops, professional society meetings, publications and targeted advertising. Our future success will be driven primarily by our ability to attract new customers, develop sustainable revenues and to continue to develop our product.

        With a very well-identified customer base made up of centers licensed by the FDA under the MQSA and the leading cancer research and teaching facilities, we plan to build a core sales team as a direct sales force to market the WBU system to the MQSA licensed breast cancer screening centers. As of October 1, 2008, the FDA reported that there were 8,814 MQSA-certified mammography facilities in the United States with 12,813 accredited mammography units. To arrive at target areas, we developed a Buying Power Index ("BPI") that identifies geographical locations with the best opportunities for sales. The BPI is based on federal data available on the number of medical procedures per metropolitan area in the United States. Selecting mammography exams or breast ultrasounds, for example, and applying a ratio of the number of WBU systems to the number of exams will allow us to set quotas and maximize sales representative efforts.

        We also partnered with Esaote to provide exclusive marketing and sales of the WBU system in Europe. Esaote's existing sales force will be used to introduce the WBU system into the EU market. Similar to the United States market strategy, the European market introduction strategy will focus on geographic areas with a higher than average use of ultrasound for breast cancer screening and diagnosis.

        We plan to have an initial phase clinical release of the current prototype WBU system by the end of the first quarter 2010 with a pre-commercial release phase between the second and third quarter of 2010 and the final phase commercial release in the first quarter of 2011.

        Currently six prototypes of the WBU imaging system are in use. Two of the prototypes are being used for advanced development testing at the UCSD Moores Cancer Center in San Diego, California and the Mayo Breast Cancer Clinic in Rochester, Minnesota under our Fast Track Small Business Innovation Research Grant. The third clinical system is located at the University of Freiberg in Freiberg, Germany. The three others are all being used as development systems; one at Esaote's main production facility in Genoa and the two remaining systems are at our offices in Salt Lake City, Utah. The current prototype systems now in use will form the basis of the clinical testing program for the next six to eight months and possibly longer. These systems will provide us with valuable data about potential methods for improving image quality and other key design elements in next generation systems. These systems include all of the features and capabilities of the pre-commercial release systems but in a first generation form.

        Preliminary compliance testing for CE Marketing requirements was carried out at a certified test facility on one of the clinical release prototype systems to determine if design changes would be needed in order to meet the requirements necessary for CE mark certification. There were 11 key tests carried out and the system passed nine in its current configuration. Two of the tests, static discharge susceptibility and radiated emissions, require design modifications to bring the system into compliance. These changes are now underway and are expected to be completed in time to support the proposed development schedule.

        During the first eight months of 2010, during the pre-commercial release, we expect that some minor design changes will be integrated into the system that will be designed to improve performance and image quality which will be the result of several short duration design projects. We expect that these changes will have a positive effect on image quality and breast coverage near the chest wall, patient comfort, CE compliance, system flexibility, image generation time, and address any other issues related to overall system performance and reliability which have been identified through the testing discussed in the previous section.

        The first step in the development plan for TIN will be to develop a protocol for gathering information for later use in comparing and correlating image data with diagnostic results. To accomplish this, we intend to utilize the prototype systems at our three current clinical installations to test the protocol for inputting the clinical data, storing and retrieving images and other clinical data, and checking scan status of each system. The pre-commercial release of the subscription software will begin to implement the addition of users and analytical feature sets for users to use with image data sets. This phase will integrate user input from the clinical sites and will be deployed through the initial installations of the WBU systems.

        We plan to enter the United States market by the fourth quarter of 2010 with our first product, the WBU system, during the commercial release phase. The output of the pre-production development program will be WBU systems ready for installation at various user sites. Eight units are planned to be built by manufacturing, with six shippable at the conclusion of pre-commercial release phase. We expect that Esaote personnel will participate in all phases of the development of the commercial release of the product including the transfer to manufacturing of the documentation necessary to produce the systems in its facility. We believe that market penetration will be dependent on key advantages of the WBU system; namely, improved diagnostic confidence in the management of breast disease by providing:

  •
  Three-dimensional tomographic images of the breast;

  •
  Images that are developed automatically, largely independent of operator skill;

  •
  Non-invasive, safe and comfortable images of the entire breast; and

  •
  Point-of-care imaging that improves patient flow and quality of care.

        The WBU system has been designed to join the suite of existing diagnostic and other imaging technologies currently used between a screening mammogram and biopsy. While other imaging modalities provide one or more of the benefits noted above, we believe that only the WBU system offers all of these benefits in one system.

        While the target market described above is narrowly defined, there are several segments of the overall market that we will have to address in order to effectively market the WBU system. They include:

  •
  screening centers and hospitals;

  •
  radiologists;

  •
  physicians and technical personnel; and

  •
  patients.

        The WBU scanner has been designed in a modular fashion and includes off-the-shelf purchased items, piece parts designed and controlled by our drawings and schematics, and several mechanical and electro-mechanical sub-assemblies. The modular design of the product allows for flexibility for the manufacture and service of the scanner. As part of our manufacturing strategy, we plan to outsource the production build and functional test of the WBU scanner to a qualified original equipment manufacturing ("OEM") supplier of high technology medical equipment. The OEM supplier identified to build the scanner will have regulatory certifications for both European and domestic production and will be capable of building and testing complex medical devices. Currently we are working together with Esaote to identify the process by which Esaote will become the primary manufacturer of the system. The initial agreement has been laid out in a letter of intent, as described below.

        We expect that a production run of six to eight scanners will be assembled and tested as our first lot of initial systems. These systems will be built jointly by both us and our OEM supplier, using a combination of both Company resources and vendors. After the initial system production run is completed, the OEM supplier should have the skill, knowledge and expertise to build all future production requirements.

        In February 2008, we entered into an Original Equipment Manufacturing Agreement and Engineering Support Agreement with Esaote, supplemented by the Supplement Number One to Original Equipment Manufacturing Agreement and Engineering Support Agreement, dated in December 2009, whereby Esaote is providing engineering and design support and original equipment manufacturing prototype equipment and supplies to us. In addition, in February 2008, we entered into a Distribution Agreement with Esaote and in October 2008, we entered into a European Marketing Development Agreement with Esaote, whereby Esaote is assisting us with completion of the regulatory approval process in Europe, and is appointed to exclusively promote, market, sell and distribute the WBU system in the European Union, Switzerland, Norway, Ukraine and the CIS (Russian Federation of related countries). In December 2009, we entered into a Letter of Intent with Esaote, in connection with a production and supply agreement between us and Esaote concerning the manufacturing of the WBU system. We do not expect to negotiate the supply agreement until June 2010 at the earliest, and if agreed upon, we expect to execute the agreement on or before October 1, 2010.

Third-Party Reimbursement

        We believe that adequate third-party reimbursement arrangements will be essential to achieving commercial acceptance of the WBU system. We plan to sell the WBU system primarily to screening centers, clinics, hospitals and other medical institutions that bill various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients for using our product. Additionally, managed care organizations and insurance companies directly pay for services provided to their patients. Four potential reimbursement codes can be utilized to obtain reimbursement from third-party insurance or Medicare for a WBU scan. However, there is no code that specifically describes the testing and scan of the WBU system and certain codes have lower reimbursement rates than others. Ultimately, the correct coding for any procedure is a decision made by the medical provider and the payer reimbursing for the procedure. Medical reimbursement rates are unpredictable, and we cannot project the extent to which our business may be affected by future legislative and regulatory developments, including by reducing reimbursement rates.

Competition

        We believe that established product lines, FDA clearance, know-how and reputation in the industry are key competitive factors in the market for breast specific ultrasound. Additionally, although there is a recognized need for a system that supplements the sensitivity of mammography with a greater specificity, the vast majority of practices today still use a second mammogram or reflective ultrasound for the diagnostic exam. As such, we believe our device, which fits into this somewhat unique market segment, is likely to compete for capital dollars with both mammography and biopsy. We also expect to compete directly with conventional ultrasound systems, including high definition ultrasound systems, and other new entrants into this unique market segment.

        Currently, mammography is widely used and we expect that sales of the WBU system will, in large part, be dependent on our ability to demonstrate the clinical utility of the WBU system. We believe our primary competitors are likely to be those firms that dominate the current market for mammography equipment including both film and full-field digital mammography units. These large medical products companies offer current technologies (mammography and ultrasound) that are widely used in the industry. These companies could also serve as potential partners for us if and when the WBU system is approved for sale in the United States.

        The market for breast specific ultrasound is difficult to assess since most general-purpose ultrasound devices can be used for breast exams. The competition for developing a commercial device utilizing ultrasound is difficult to ascertain given the proprietary nature of the technology and the fact that, to our knowledge, there is no device that serves this specific market. There are a number of academic institutions involved in various areas of research involving high definition ultrasound and other methods that may provide information about tissue properties. Other companies are engaged in developing products to detect and aid in the diagnosis of breast cancer using various technologies. Some of these companies have already commenced FDA clinical testing and will release their products ahead of ours.

        We believe that within this specific breast cancer imaging segment of the medical imaging market, the primary competitive factors are technological innovation, image quality, and reliability. We believe that our technological expertise provides us with a competitive advantage. We believe that inverse scattering imaging is the only ultrasound imaging method that is capable of making quantitative, high-spatial resolution images of acoustical tissue properties. Utilizing our proprietary inverse scattering algorithms, we have achieved fast imaging speeds, provided higher spatial and contrast resolutions, and have used a higher number of independent imaging parameters for diagnosis than currently available screening methods in our informal testing. We expect our patent protection for inverse scattering to create a significant barrier to entry for competing technologies.

Intellectual Property

        We currently have six patents that were primarily invented by our founders and employees.

        In addition, we have eight patents pending, two allowed, two provisional patents and two pending foreign applications. Some of the inventors listed on the patents are our current officers and directors and some are previous directors. All of these inventors have assigned their rights in the patents to us except for the University of Utah, which has granted to us an exclusive, irrevocable and permanent world-wide license to the intellectual property, pursuant to an Amended and Restated License Agreement, dated January 10, 2002. Pursuant to the agreement, the University of Utah received stock in TechniScan Utah in lieu of a right to a royalty payment. Notwithstanding the license from the University of Utah, most of the intellectual property developed by us since 1984, and particularly in the last five years, has been developed independently of the University of Utah and is not subject to the Amended and Restated License Agreement. To date, we have not engaged in any litigation or other proceedings challenging the scope or application of any of our patents, nor have we contested any patent filing by another party.

        Our patent rights, proprietary know-how, and similar intellectual property are material to our competitive position. We plan to use reasonable efforts to safeguard this intellectual property against piracy or infringement. We enter into confidentiality and intellectual property agreements with our employees. These agreements generally provide that all innovations, ideas, discoveries, improvements and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship will be our property.

        In addition to our patents, we have a registered trademark in the United States for "TechniScan Medical Systems." We conduct business with trademarks of SVARA Warm Bath Ultrasound imaging system, SVARA, Whole Breast Ultrasound system and WBU. At this time we have not applied for registration of these marks.

Government Regulation

        United States Regulation.    The FDA has regulatory authority over the design processes, testing, manufacturing, and commercial distribution of medical devices in the United States. Because the WBU system is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act ("FD&C Act") and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of the WBU system in the United States. The FD&C Act requires that a medical device must (unless specifically exempted by regulation) be cleared or approved by the FDA through either a 510(k) clearance or pre-marketing approval before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices comply with specific labeling and manufacturing requirements and manufacture devices in accordance with Current Good Manufacturing Processes ("CGMP") set forth in 21C.F.R. Part 820. CGMP requires, among other things, that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

        A 510(k) application to the FDA for the WBU system was submitted on May 11, 2009 by InterTek, in behalf of Esaote through the third-party review process. On August 13, 2009, InterTek forwarded our application to the FDA with a recommendation for an SE finding. The FDA responded to our application with a request for additional clinical information. Since the third-party review program does not provide for a review of clinical data, the FDA further requested that the third party submission be withdrawn and resubmitted directly to the FDA. On November 25, 2009, we submitted a 510(k) application to the FDA for the WBU system that included clinical data in support of the application. The submission again was made by Esaote on our behalf, using the Anson Group as the 510(k) preparation consultant. In February 2010, the FDA provided Esaote with an informal communication request for additional data to clarify the submission and provide additional clinical data in support of the submission. This response is now in process and is expected to be completed before the end of the first quarter of 2010. Based on the timing of our current response, we anticipate that the FDA will issue a final ruling on our application for the WBU system sometime during in the third quarter of 2010. If we receive an SE finding by the FDA, the 510(k) approval by the FDA will be issued in the name of Esaote, and Esaote under our manufacturing agreement will either assign the 510(k) approval for product to us or finalize plans to become the manufacturer for both Europe and the United States.

        The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

        The Federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Various states have also enacted laws modeled after the Federal False Claims Act.

        In addition to the laws described above, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

        Foreign Regulation.    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In order to sell our products within the European Union ("EU"), companies are required to achieve compliance with requirements of the European Union Medical Device Directive and affix a "CE" marking on their products to attest such compliance. The "CE" mark is a mandatory conforming mark on many products marketed in the EU. It certifies that a product has met EU consumer safety, health or environmental requirements.

Research and Development

        Research and development expenses for fiscal year 2009 and 2008 were $1,610,562 and $2,817,754, respectively. In connection with our research and development, we entered into contracts with research facilities regarding testing on our technology. Our technology was developed through years of research supported, in part, by federal research grants and private and government research contracts. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve costs, risks and uncertainties that could adversely affect our projections, outlook and operating results.

Employees

        As of March 19, 2010, we have 22 employees, 20 of whom are full-time. We have never had a work stoppage, and none of our employees are represented by collective bargaining agreements. In addition to our employees we retain several consultants for specialized tasks ranging from investor and public relations, brand identity, web development and strategy, electrical and mechanical engineering, regulatory support, and software development. These consultants are all retained on an "as provided" services contract in which we pay only for specific work outlined by the project manager in charge of the project and approved by management.

Available Information

        Our principal executive offices are located at 3216 South Highland Drive, Suite 200, Salt Lake City, Utah 84106. Our telephone number is (801) 521-0444. We maintain an Internet web site at www.techniscanmedicalsystems.com. The information on this web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address is, and is only intended to be, an inactive textual reference.

ITEM 1A.    RISK FACTORS

Risks Related to the Company, Industry and Financial Results

We are a development stage company and have generated minimal revenues since inception.

        We have not generated significant revenues to date from our proposed business or operations. To date, our revenues have been from government grants and other research partners. Moreover, we may not be able to generate either revenues or profits in the foreseeable future. Our success is dependent upon the successful development and marketing of the WBU system. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and in developing new technology. These include, but are not limited to, competition, the need to develop and gain clinical acceptance of the WBU system, the need to develop research facilities, the need for market expertise, the need to employ capable management and setbacks in development of new technology, market acceptance and sales and marketing activities. We will have to overcome the barriers of costly equipment and no established distribution relationships or experience. The failure to meet any of these conditions will have a material adverse affect on us and may force us to cease our proposed operations, and could even prevent us from ever selling a WBU system. No assurance is or can be given that we can or ever will operate profitably.

We expect to continue to incur significant operating losses which may endanger our viability as a going concern.

        Due to our lack of revenue, and lack of operations, there is substantial doubt as to our ability to continue operating as a going concern. We have never established adequate sources of operating revenue and have incurred net operating losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $25.2 million. Our losses have resulted principally from costs incurred in research and development and clinical trials and from general and administrative costs associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our technology, research and development and marketing activities and administration costs. Our continuing losses, among other things, have caused our independent registered public accounting firm to add an explanatory paragraph to its audit report on our 2009 and 2008 financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Although we are focused on our research, development, and commercialization of the WBU system, there can be no reasonable assurances that such efforts will result in the establishment of predictable and scalable sources of revenue.

We are subject to government regulation and failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.

        We are subject to regulation by the FDA and other federal and state regulatory agencies. Pursuant to FDA regulations, we must obtain either a 510(k) clearance or PMA prior to marketing our products in the United States. If we do not obtain such clearance or PMA, we will not be able to implement our current business plan, and may be unable to generate any revenues. We are also subject to foreign regulations and are dependent upon the receipt of various types of approvals from certain foreign government agencies prior to the sale of products in those countries. The clearance and approval process for both the FDA and foreign regulatory authorities can be costly, time consuming and uncertain. There can be no assurance that we will receive these clearances, or that we will have sufficient resources to commence or complete the regulatory approval process. Delays in obtaining such clearances or PMA's or changes in existing requirements could have a material adverse effect on our business and operations. Even if we do obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Our inability to complete our clinical testing and product development activities would severely limit our ability to operate or finance operations.

        In order to commercialize our products, we must complete substantial clinical trials, and obtain sufficient safety and efficacy results to support required registration approval and market acceptance. We may not be able to successfully complete the development of our products, or successfully market our technologies or products. We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products. Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result. Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of that issue.

We must successfully complete our clinical trials to be able to market certain of our products.

        We have been testing the WBU system on human subjects since April 2002, including in its form as the WBU system, and have conducted more than 600 subject scans to date. These tests have focused on system reliability, algorithm development, image reproducibility, and clinical utility. While the data from this testing has been promising, there is not enough information to make statistically significant statements about our product or its diagnostic capabilities. We face additional challenges in attempting to develop the WBU system, including, but not limited to development of reliable testing protocols for future multi-center testing and gaining scientific and clinical acceptance of the WBU system. We must successfully overcome these challenges to prove the technology and move beyond the final stages of development to a commercially viable product. If we are unable to overcome these or other difficulties, it is highly unlikely that we can or ever will be profitable.

Even if we obtain regulatory approvals to sell our products, lack of commercial acceptance could impair our business.

        Even if we obtain all required regulatory approvals, we cannot be certain that our products and processes will be accepted in the marketplace at a level that would allow us to operate profitably. Our products may be unable to achieve commercial acceptance for a number of reasons, such as the availability of alternatives that are less expensive, more effective, or easier to use; the perception of a low cost-benefit ratio for the product amongst our market, including screening centers, hospitals, radiologists and physicians; or an inadequate level of product support. Our technologies or product candidates may not be employed in all potential applications being investigated, and any reduction in applications would limit the market acceptance of our technologies and product candidates, and our potential revenues.

The market for our products will be heavily dependent on third-party reimbursement policies.

        In the United States, suppliers of health care products and services are greatly affected by Medicare, Medicaid, and other government insurance programs, as well as by private insurance reimbursement programs. Third-party payors (Medicare, Medicaid, private health insurance companies and other organizations) may affect the pricing or relative attractiveness of our system by regulating the coverage or level of reimbursement provided by such payors to the physicians and clinics utilizing the WBU system. If examinations utilizing the WBU system are not reimbursed under these programs, or are not adequately reimbursed, our ability to sell the system may be materially adversely affected. There can be no assurance that third-party payors will provide reimbursement for use of our system. In international markets, reimbursement by third-party medical insurance providers, including governmental insurers and independent providers, varies from country to country. In certain countries, our ability to achieve significant market penetration may depend upon the availability of third-party governmental reimbursement.

Certain foreign governments may not give a reimbursement code for our device.

        Government health authorities, especially in the countries where most of the reimbursements flow through government agencies, may not provide us with a reimbursement code, which is required for claiming the cost for the use of our technology and products from government agencies. If we are unable to obtain such reimbursement codes in major markets, marketability of our technology and products may be severely restricted, which could negatively impact our results of operations and our stock price.

We face competition in the medical technology field and if we do not keep pace with our competitors and with technological and market changes, we may not be able to successfully compete.

        The medical device industry generally, and the cancer diagnostic imaging segments in particular, are characterized by rapidly evolving technology and intense competition. Other companies in the medical device industry may be developing, or could in the future attempt to develop, products that are competitive with the WBU system. The market in which we intend to participate is highly competitive. Many of the companies in the cancer diagnostic and screening markets have substantially greater technological, financial, research and development, regulatory, manufacturing, human and marketing resources, and experience than we do. Our competitors may succeed in developing or marketing technologies and products that are more effective or less costly than ours, or that would render our technology and products obsolete or noncompetitive. We may not be able to compete against such competitors and potential competitors in terms of manufacturing, marketing, and sales. If we are unable to compete successfully, it could have a negative impact on our results of operations and our stock price.

Potential product liability claims could affect our earnings and financial condition.

        The nature of our business exposes us to risk for product liability claims, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer. Accordingly, there can be no assurance that we can avoid significant product liability exposure. We currently maintain product liability insurance coverage for up to $1 million in aggregate claims. There is substantial doubt that product liability insurance will cover all liabilities should we face significant claims. A successful products liability claim brought against us could have a material adverse affect on our business, operating results and financial condition. Should we be unable to maintain adequate product liability insurance, our ability to market our products will be significantly impaired. Any losses we may suffer for future claims or a voluntary or involuntary recall of our products and the damage that any product liability litigation or voluntary or involuntary recall may do to the reputation or marketability of our products would have a material adverse affect on our business, operating results, financial condition and stock price.

We are currently dependent on a single product.

        Because our sole source of revenues for the foreseeable future is expected to come from sale of the WBU system, its supporting TIN system and the technology behind the WBU system, our operations may be adversely affected by economic, regulatory or similar problems or events that may apply only to us, only to medical devices of the type similar to the WBU system or only within a particular market area in which the WBU system is sold. The adverse effect of any such problems or events could be more easily absorbed in an investment in a more diversified business or one that operates in a different industry.

Our product is new and unproven.

        The science and technology of medical products, including ultrasound equipment, is rapidly evolving. The WBU system may require significant further research, development, testing, and regulatory clearances and is subject to the risk of failure inherent in the development of products based on innovative technologies. These risks include the possibility that the WBU system will prove to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the WBU system, if effective, may prove uneconomical to market; that third parties hold proprietary rights that preclude us from marketing the WBU system; or that third parties market superior or equivalent products. Accordingly, we are unable to predict whether our research and development activities will result in a commercially viable product. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained for the WBU system, we cannot predict with certainty when or if we will be able to sell the system. There is also no guarantee that we will be able to develop and sell other products based upon the technology behind the system.

        Methods for the detection of cancer are subject to rapid technological innovation and there can be no assurance that future technical changes will not render the WBU system obsolete. There can be no assurance that the development of new types of diagnostic medical equipment or technology will not have a material adverse effect on our business, financial condition, results of operations or stock price.

We changed our business model.

        We have recently made modifications to our business model. In the past, our business model has been based upon a "build and sell" model where customers pay an upfront fee to purchase hardware and software that we have developed and distributed. Under this build and sell model, the customer bears the risks of putting the capital equipment into profitable use. We recently decided to change our business model by incorporating a new reading service, whereby third-party readers would be contracted to provide remote image reading, data, and related services over the Internet and developing a financing model based on providing ancillary services to physicians, who would pay a fee per scan with contracted minimum requirements.

        We expect to be devoting significant resources toward developing strategies for implementing the reading service. It is uncertain whether these market penetration strategies will prove successful. The fee per service model places us in a situation where we share some of the business risk with the customer. We will attempt to negate as much of that risk as possible through contracting arrangements, but ultimately, we will assume some additional risk. The risk may not be offset through increased sales and revenue.

If our patents and proprietary rights do not provide substantial protection, then our business and competitive position will suffer.

        Our ability to commercialize the WBU system as well as other products will depend, in part, on our ability both in the United States and in other countries to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on proprietary rights of third parties. We currently have six patents. In addition, we have eight patents pending, two allowed, two provisional patents and two pending foreign applications. There can be no assurance that we will be able to obtain additional domestic or any foreign patents. Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.

        The patent positions of medical device companies are uncertain and involve complex legal and factual questions. There can be no assurance that any patents that now or in the future are owned or licensed by us, will prevent other companies from developing similar or medically equivalent products, or that other companies will not be issued patents that may prevent the sale of our products or that will require us to enter into licenses and pay significant fees or royalties. Furthermore, there can be no assurance that any of our products or methods will be patentable, will not infringe upon the patents of third parties, or that our existing patents or future patents will give us an exclusive position in the subject matter claimed by those patents. We may be unable to avoid infringement of third-party patents and may have to obtain licenses, defend infringement actions or challenge the validity of those patents in court. There can be no assurance that a license will be available to us, if at all, on terms and conditions acceptable to us, or that we will prevail in any patent litigation or that we will have the financial resources to finance such patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that we will have or will devote sufficient resources to pursue such litigation. If we do not obtain a license under such third-party patents, are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment protected by such third-party patents. There can be no assurance that any patent applications now pending or hereafter filed by us or on our behalf will result in issued patents that patent protection will be secured for a particular device or technology, that any patents that may be issued will be valid or enforceable or that such patents will provide us meaningful protection.

        We have previously engaged in, and in the future may engage in, additional sponsored research agreements and other arrangements with academic researchers and institutions that have received or may receive funding from government agencies or private parties. As a result of these arrangements, the government agencies or private parties may have rights in certain inventions developed during the course of the performance of such agreements as required by law or the agreements.

Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time-consuming and costly.

        Our relationship with physicians, hospitals and marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated. Certain states have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

        Federal anti-kickback laws also restrict the kinds of relationships we may have with physicians, including clinical research investigators and consultants. We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which also can be triggered by violations of federal anti-kickback laws; the Healthcare Insurance Portability and Accountability Act of 1996, which protects the privacy of individually identifiable healthcare information; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections. In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products.

        The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. We cannot assure you that federal or state regulatory authorities will not challenge or investigate our current or future activities under these laws. Any challenge or investigation could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, and whether or not they will be retroactive.

Changes to health care reform could adversely affect us and our business.

        Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes. We anticipate the United States Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. We believe that the legislative debate will continue in the future, and that market forces will demand reduced costs. If adopted and implemented, health care reforms could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what impact the adoption of any future federal or state health care reform measures, private sector reform or other market forces may have on our business, either currently or in the future. Even the existence of pending health care reform could have a material adverse impact on us by making it difficult to raise capital or establish commercial relationships.

We depend on third-party suppliers and manufacturers, and if they are unable to deliver, our business would suffer.

        We expect to purchase all of our components and supplies from third-party suppliers and to outsource any manufacturing to contract manufacturers. Because of regulatory restrictions on manufacturers of medical devices, we may experience significant difficulty in locating suppliers and manufacturers qualified to manufacture our products or components thereof. Further, manufacturers of medical devices generally have the right to manufacture similar products that may compete with our products, and to terminate their agreements without significant penalty under certain conditions. In addition, disclosure of our proprietary technology to a third-party for manufacturing purposes increases the risk of theft or loss of trade secrets. There can be no assurance that we will be successful in locating manufacturers or suppliers on terms and conditions or with reputations and experience acceptable to us or that our trade secrets will not be stolen.

We will need additional financing, which we may not be able to receive.

        We currently have no significant operations from which to generate cash flows. Our operations to date have consumed substantial capital resources and we expect to require additional financing to fund our continued operations and implement our business plan. Our future capital requirements will depend on many factors, including technological and market developments, our ability to sell the WBU system or the underlying software, and cash flows from operating activities. If we raise additional funds through equity or debt financings to finance our future operations, any equity financings could result in dilution to our stockholders and debt financing would result in increased interest expense. Any financing, if available, may be on terms unfavorable or not acceptable to us. If adequate funds are not obtained, we may be required to reduce or curtail our proposed operations.

        Disruptions in the capital and credit markets, as have been experienced during 2009 and 2008, could adversely affect our ability to obtain financing. If we do obtain debt financing in the future, those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

        We expect to incur substantial losses so long as we continue our planned manufacturing, regulatory, and research and development activities. If we ultimately receive regulatory approval for the WBU system, our manufacturing, marketing and sales activities are likely to substantially increase our expenses and our need for additional working capital. In the future, it is possible that we will not have adequate resources to support continuation of our business activities.

Risks Related to Ownership of Our Common Stock

Our common stock may be thinly traded.

        There is a very minimal public market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock will likely be thinly traded compared to larger more widely known companies.

        Trades of our common stock are conducted on the OTC Bulletin Board. Should our common stock be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

        Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate stock quotations or needed capital. Also, because major wire services generally do not publish press releases about these companies, it is also more difficult for them to obtain coverage for significant news and events.

        In addition, the price at which our common stock may be sold is very unpredictable because there could be very few trades in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained at any time in the future. If our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price.

We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of stockholders to sell their shares.

        The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors, many of which are generally beyond our control. These factors may include:

  •
  the introduction of new products or services by us or our competitors;

  •
  quarterly variations in our or our competitors' results of operations;

  •
  the acquisition or divestiture of businesses, products, assets or technology;

  •
  disputes, litigation or other developments with respect to intellectual property rights or other potential legal actions;

  •
  sales of large blocks of our common stock, including sales by our executive officers and directors;

  •
  changes in earnings estimates or recommendations by securities analysts; and

  •
  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

        Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

We may become involved in securities class action litigation that could divert management's attention and harm our business.

        The stock market in general has experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then it may become involved in this type of litigation which would be expensive and divert management's attention and resources from managing the business.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the price of our common stock.

        At this time, no securities analyst provides research coverage of our common stock. Further, securities analysts may never provide this coverage in the future. Rules mandated by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and other restrictions led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may remain difficult for a company with a smaller market capitalization such as ours to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our actual and potential market price and trading volume.

        The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our Company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our Company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our shares.

Because we acquired TechniScan Utah by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

        Additional risks to our investors may exist since, prior to the Merger, we were a publicly traded shell company and, as a result of the Merger, acquired an operating business through a reverse merger. Security analysts of major brokerage firms may not provide coverage for us. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view reverse merger transactions with public shell companies with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our securities, less liquidity and depressed stock prices for our investors.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

        Our common stock is a penny stock. The Securities and Exchange Commission's ("SEC") rule generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

        In addition to the penny stock rules promulgated by the SEC, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

A significant number of shares will become eligible for future sale by our stockholders and the sale of those shares could adversely affect the stock price.

        There are 1,000,000 shares of our common stock subject to lock up agreements until April 7, 2010. Approximately 76,900,000 of our issued and outstanding shares of common stock, and approximately 12,300,000 shares of common stock issuable upon exercise of outstanding options, are not eligible for resale under Rule 144 of the Securities Act of 1933, as amended, ("Securities Act") without restriction, for a period of at least one year following the Merger.

        If our stockholders sell substantial amounts of shares when they become eligible for resale in October 2010, or indicate an intention to sell substantial amounts of shares, the trading price of our common stock could decline.

Directors, executive officers and principal stockholders own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

        As of March 19, 2010, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 31.2% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.

        Pursuant to the Merger, our new management team will now be responsible for our operations and reporting. This will require outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flows and financial position.

        Operating as a small public company also requires us to make forward-looking statements about future operating results and to provide some guidance to the public markets. Our management has limited experience in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or any stock market upon which our stock is traded.

If we do not implement necessary internal control over financial reporting in an efficient and timely manner, or if we discover deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our share price.

        It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate the business it acquired as a result of the Merger, and perhaps other acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

        If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our share price.

Our status as a public company may make it more difficult to attract and retain officers and directors.

        Sarbanes-Oxley and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As an operating public company, we expect these new rules and regulations to have increased our compliance costs in 2009 and beyond and to make certain activities more time-consuming and costly than if we were not an operating public company. As an operating public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

        There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and new regulations promulgated by the SEC. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

We do not intend to pay cash dividends. Any return on investment may be limited to the value of our common stock, if any.

        We have never declared or paid cash dividends on our capital stock. We currently expect to use available funds and any future earnings in developing, operating and expanding our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be a stockholder's only source of potential gain from our common stock for the foreseeable future.

Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

        If future operations or acquisitions are financed through issuing equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We expect to issue additional equity securities pursuant to employee benefit plans. The issuance of shares of our common stock upon the exercise of options may result in dilution to our stockholders.

Shares of common stock that are issuable pursuant to warrants could result in dilution to existing stockholders and could cause the market price of our common stock to fall.

        The exercise of all of the warrants offered hereby will result in our issuance of an additional 12,000,000 shares of our common stock. The existence of these warrants may reduce earnings per share under U.S. generally accepted accounting principles ("GAAP") and, to the extent they are exercised and shares of our common stock are issued, dilute percentage ownership of existing stockholders, which may result in a decline in the market price of our common stock.

Provisions in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

        Provisions in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved staff comments as of the date of this Annual Report.

ITEM 2.    PROPERTIES

        Our principal office is located at 3216 South Highland Drive, Salt Lake City, Utah 84106, consisting of approximately 16,000 square feet, which we rent at a current cost of $24,029 per month. On April 11, 2008, we entered into a ten-year lease for this principal office space; the term of the lease commenced on June 1, 2008. In July 2011, the rent will increase by 2% and will continue to increase by 2% on the expiration of each 12-month period.

        We sublease approximately 200 square feet of our principal office space to a third party on a month-to-month basis, for $300 per month.

ITEM 3.    LEGAL PROCEEDINGS

        To our knowledge there are no material legal proceedings by or against us, either pending or contemplated. We may become involved in various routine legal proceedings incidental to our business.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 15, 2010, we had approximately 358 holders of record of our common stock.

        Effective October 9, 2009, our Board authorized a 2 for 1 forward stock split and an increase in the number of authorized shares of common stock to 150,000,000.

        Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol "TSNI.OB." Prior to the Merger, effective as of October 9, 2009, there was no established public trading market for our common stock. The high and low bid price of our common stock as reported by the OTC Bulletin Board for the fourth quarter of the fiscal year ended December 31, 2009 was $2.00 and $0.75, respectively.

        The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to fund the operation and expansion of our business.

Dissenting Stockholders

        Three of our stockholders dissented to the Merger. All three stockholders have properly exercised their rights under Utah law relating to dissenters, and have requested that we pay them the fair value of their shares, in accordance with Utah law. Collectively, the three stockholders own 723,633 shares and are to be paid $0.375 per share for an aggregate amount of $271,362 plus accrued interest. As of March 19, 2010, the dissenting stockholders have not been paid the fair market value of their dissenting shares. All of the shares held by the dissenting stockholders were cancelled, and are null and void and have no value. The certificates representing these shares have been returned to us.

Cancellation of Shares

        Pursuant to the private placement offering in September 2009, one subscriber was issued 400,000 shares of our common stock in error. The subscriber did not pay for these shares of common stock. These 400,000 shares were also, therefore, incorrectly calculated in our stock ledger. Since the subscriber's subscription was not accepted by us, the 400,000 shares of common stock issued were cancelled in December 2009 and any certificates representing these shares are null and void.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2009, about shares of our common stock outstanding and available for issuance under our equity compensation plan existing as of such date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column(a))
2001 Employee Stock Option Plan(1)(2)	14,384,778	$0.39	536,764

(1)
Plan was approved by the security holders of TechniScan Utah in 2001 for officers, employees, directors and consultants. The plan was subsequently amended pursuant to five separate amendments. The plan was assumed by the Company upon the closing of the Merger.

(2)
The plan authorizes the granting of stock options to purchase shares of our common stock equal to 18% of the total shares of common stock outstanding.

Unregistered Sales of Equity Securities

        Except as provided herein, all unregistered sales of securities issued during the fiscal year ended December 31, 2009 have been previously reported on our quarterly reports on Form 10-Q or current reports on Form 8-K.

        After the Merger, from October 9, 2009 through December 31, 2009, we granted Non-Qualified Stock Option awards and Incentive Stock Option awards covering an aggregate of 2,100,000 shares of common stock, pursuant to our Plan, that remained outstanding as of March 19 2010. All of these options were granted at an exercise price of $0.375 per share. There are 1,880,000 options that vest quarterly over two years beginning the first quarter of 2010, 50,000 options that vest after six months from date of grant and 170,000 options that vest 25% on the anniversary of grant date and thereafter in 36 equal monthly installments. Each of the stock option awards were made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Rule 701 in that the securities were offered and sold either pursuant to written compensatory benefit plans or contracts relating to compensation.

ITEM 6.    SELECTED FINANCIAL DATA

        Not required under Regulation S-K for "smaller reporting companies."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as of December 31, 2009 and 2008 and for the period from January 1, 2002 (inception of the development stage) to December 31, 2009 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Overview

        Our financial statements prior to the Merger are the financials of TechniScan Utah. Pursuant to the Merger, TechniScan Utah's financial statements became our financial statements.

        We are a development stage company. Our development stage began January 1, 2002 when we were capitalized for the research, development, and commercialization of innovative medical imaging products for the detection and diagnosis of breast cancer. We consider our operations to comprise one business segment.

        Our current commercial focus is the development of an ultrasound-based product, the WBU system that is expected to provide radiologists with information about the bulk properties of tissue in the breast as well as useful images of the tissue structure.

        Our technology has been developed through research supported, in part, by federal research grants and private and government research contracts.

        From inception through December 31, 2009, we have generated revenues solely from grants and research contracts. The WBU system has not yet been approved by the FDA for commercial sale; therefore, we have not yet generated revenues from non-research product sales. We have incurred losses since we began operating. As of December 31, 2009 and 2008, we had an accumulated deficit of $25,187,868 and $21,751,464, respectively. To date, we have been dependent on equity raised from individual investors to support our operations, and we will continue to be dependent on debt and equity financing to support our operations until we generate significant revenues from the WBU system. There is substantial doubt about our ability to continue as a going concern, and no adjustments have been reflected in our financial statements that may result from the outcome of this uncertainty.

Basis of Presentation

Revenues

        Since inception, we have generated revenues from federal research grants and private and government research contracts. We recognize revenues when services have been provided and invoiced to the federal government or other research partners.

        During the years ended December 31, 2009 and 2008, we recognized revenues in connection with federal grants from the Department of Health and Human Services for cancer treatment research. In March 2009, a no-cost extension was applied for on two of our grants. On March 31, 2009, we received a notice of award for the no-cost extension extending the project period to March 31, 2010.

        The FDA has not approved the WBU system for commercial sale; therefore, we have not generated revenues from commercial product sales.

        During the year ended December 31, 2008, we received $300,000 in connection with the shipment of a prototype system per the terms of a product development agreement with Esaote, S.p.A., ("Esaote") an Italian company, which is also a stockholder. The agreement provides for the shipment of five systems in total for a cash price of $300,000 for the first system, $200,000 for the second system, and $100,000 for the remaining three systems. We recognize $120,000 of research revenue upon the shipment, acceptance and installation of each system. As of December 31, 2008, we had deferred $180,000 of the $300,000 cash receipt in connection with the shipment of the first pre-production scanner. During the year ended December 31, 2009, we received $200,000 in connection with the shipment, acceptance, and installation of the second prototype system.

        In accordance with the agreement, the first two systems shipped were pre-production scanners and are to be used for research and clinical trials. The remaining three systems are to be production scanners meeting regulatory specifications for approved sale in Europe.

Operating Expenses

        We classify our operating expenses between direct grant expenses, research and development expenses, and selling, general and administrative expenses.

        Direct grant expenses consist primarily of personnel and personnel-related costs for employees and contractors engaged on projects specified within the scope allowed by specific federal grants, as well as the cost of direct equipment and materials.

        Research and development expenses consist primarily of personnel and personnel-related costs for employees and contractors engaged in the development of the WBU technology, as well as indirect costs supporting these activities, including allocated depreciation and amortization of property and equipment and allocated rent for research facilities.

        Selling, general and administrative expenses consist primarily of personnel and personnel-related costs for employees and contractors engaged in business development, regulatory, executive, finance, accounting, human resources, information technology, marketing and legal roles. These costs also include general corporate costs such as rent for the corporate offices, insurance, depreciation on information technology equipment, and stock-based compensation expenses that are not allocated to research and development and direct grant expenses.

Income Taxes

        We have significant deferred income tax assets resulting primarily from net operating loss carryforwards and research and development tax credit carryforwards. These deferred income tax assets may reduce taxable income in future periods, if any. A valuation allowance is required when it is more likely than not that all or a portion of the deferred income tax asset will not be realized. We have recorded a valuation allowance against the deferred income tax assets that are not offset by deferred income tax liabilities because there is significant uncertainty as to our ability to generate sufficient profits to realize these deferred income tax assets.

Critical Accounting Policies and Use of Estimates

Use of Estimates

        In preparing the financial statements in accordance with GAAP, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        Our revenues are sourced from federal research grants and private and government research contracts. We recognize revenues when products have been delivered or services have been provided and invoiced to the government or other research partners. The FDA has not yet approved the WBU system for commercial sale; therefore, we have not yet generated revenues from non-research product sales.

Inventory

        Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of raw materials and work in process. As appropriate, provisions are made to reduce inventory to its net realizable value. The cost of inventory that potentially may not sell prior to expiration or is deemed to have no commercial value has been written-off when identified. Net inventory has been valued at zero as of December 31, 2009 and 2008.

Patent Costs

        Since entering the development stage, legal costs incurred to register and defend patents have been expensed as incurred due to the uncertainty surrounding future cash flows and future benefits to be realized from those patents.

Stock-based Compensation

        We account for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option's calculated value instead of the fair value as calculated by the Black-Scholes option-pricing model. All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on the calculated value at the date of grant instead of the fair value because it has not been practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. We anticipate calculating the fair value of stock options instead of the calculated value when sufficient stock trading history to estimate volatility is available, which is anticipated to occur during the year ending December 31, 2010.

        We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. The expected volatility is based on the volatility of the Dow Jones Small Cap Medical Equipment Index. We calculated the historical volatility of that index using the daily closing total returns for that index for a period of time equal to the expected term of the options immediately prior to the grant date. We use historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the United States treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008

Revenues

	For the Year Ended December 31,
	2009	2008	% Change
Government grant	$861,091	$653,061	32%
Related-party research	$120,000	$120,000	0%

        Government grant revenues increased $208,030, or approximately 32%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase in revenues is the result of increased expenditures incurred on the second phase of our Inverse Scatter Breast Scan ("SBIR") grant, as well as expenditures on the Ultrasound Quantitative Backscatter & Inverse Scatter ("QUB") grant and the Thermoacoustic and Inverse Scattering Breast Scanner ("Thermoacoustic") grant. All of the current grants are nearing the end of the awarded amount and the proposed scope of the work. Grant revenues are expected to decline with the primary emphasis shifting to the subcontract work of completing the clinical studies under our largest Small Business Innovative Research Award.

        Related-party research revenues of $120,000 were recognized during 2009 and 2008 in connection with the shipment of a prototype system each year per the terms of product development agreement with Esaote, which entity is also a stockholder. Related-party research revenues of $360,000 are expected to be recognized when the final three production systems are delivered and installed. Subsequent to the deliveries under the existing contract, we do not anticipate further sales of research and prototype equipment. Future sales are anticipated to be for production systems. We anticipate commercial sales beginning in early 2011. Sales will be dependent on the outcome of clinical trials now underway in Freiburg, Germany.

Operating Expenses

	For the Year Ended December 31,
	2009	2008	% Change
Operating Expenses
Selling, general and administrative	$2,179,718	$1,700,878	28%
Research and development	1,610,562	2,817,754	-43%
Direct grant	622,349	518,150	20%

        Selling, general and administrative expense increased $478,840, or 28%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase is primarily the result of an increase in legal, accounting and professional fees of approximately $900,000 during the fourth quarter of 2009 in connection with the Merger and a decrease in expenses related to personnel and other expenses due to a decrease in available cash resources, which required us to reduce personnel and other expenses until additional capital becomes available.

        Research and development expense decreased $1,207,192, or approximately 43%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This decrease is primarily the result of a decrease in available cash resources during 2009, which required us to reduce personnel and other expenses until additional capital becomes available.

        Direct grant expense increased $104,199, or approximately 20%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This increase is primarily the result of increased expenditures on the SBIR grant, as well as expenditures incurred in connection with the QUB and Thermoacoustic grants.

Other Income and Expenses

	For the Year Ended December 31,
	2009	2008	% Change
Other income and expenses
Interest income	$1,348	$18,399	-93%
Interest expense	(6,214)	(757)	721%
Gain on sale of property and equipment	—	2,461	N/A

        Interest income decreased $17,051, or approximately 93%, for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of lower interest-bearing cash and cash equivalent balances during 2009. Interest expense increased as a result of interest that is being accrued relating to the dissenter stockholders that is to be paid during the first quarter of 2010.

        The net loss for the year ended December 31, 2009 was $3,436,404 compared to a loss of $4,243,618 for the year ended December 31, 2008. The decrease in the net loss is primarily due to us reducing expenses not directly tied to federal research grants in 2009. During 2010 and 2011, the net losses are expected to increase as we increase expenditures related to completing the commercialization of products, ramping up sales and marketing efforts and increased personnel levels.

Results of Operations for the Development Stage

        Since the inception of our development stage (January 1, 2002) through December 31, 2009, we have generated $3,045,464 of revenues from government grants and have experienced cumulative net losses of $24,798,475. Selling, general and administrative expenses were $12,963,585, research and development expenses were $12,847,757, and direct grant expenses were $1,875,156 for the development stage period. All research and development costs are expensed as they are incurred, which include, but are not limited to, personnel, prototype materials, lab supplies, consulting and research-related overhead.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2009	2008	% Change
Net cash used in operating activities	$(1,685,665)	$(3,018,026)	-44%
Net cash provided by (used in) investing activities	(613,023)	159,451	-484%
Net cash provided by financing activities	2,262,202	2,914,553	-22%

Operating Activities

        We used cash in operating activities of $1,685,665 for the year ended December 31, 2009, as compared to using $3,018,026 for the year ended December 31, 2008. We continue to use significant amounts of cash as we move our product development efforts forward. We have used cash in operating activities of $19,968,949 since the inception of the development stage (January 1, 2002) through December 31, 2009.

Investing Activities

        We used cash from investing activities for the year ended December 31, 2009, for the purchase of equipment. In comparison, we generated cash of $159,451 for the year ended 2008 due to cash proceeds from the sale of investments of $213,112 and cash proceeds from the sale of equipment of $4,000, offset in part by purchases of equipment of $57,661. We have used cash in investing activities of $1,012,814 since the inception of the development stage (January 1, 2002) through December 31, 2009.

Financing Activities

        We generated cash from financing activities of $2,262,202 for the year ended December 31, 2009, as compared to $2,914,553 for the year ended December 31, 2008, primarily from the issuance of preferred and common stock, net of issuance costs. We expect to continue to seek additional funding to meet our working capital requirements through collaborative arrangements and securities, research grants, and/or bank borrowings. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all.

        Our future capital requirements will depend on many factors, including cash flows from operating activities, technology developments, and our ability to develop and successfully market the WBU system and other new products. We expect that we will need to raise additional capital, through other equity offerings or debt financings to satisfy our anticipated operations, expenses and capital requirements for the next twelve months or longer. Because of our accumulated deficit, rate of cash used in operating activities, negative working capital and other factors, substantial doubt exists about our ability to continue as a going concern.

Recent Accounting Pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-08, Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to FASB ASC Section 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period That Includes Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the implementation of this update to have an impact on its results of operations or financial position.

        In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments—Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of ASU 2009-04 will not have a material impact on our results of operations or financial position.

        In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of ASU 2009-17 to have a material impact on our results of operations or financial position.

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on our results of operations or financial position.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material impact on our results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK NOT REQUIRED UNDER REGULATION S-K FOR "SMALLER REPORTING COMPANIES."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The information required by this item is included in this report beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Evaluation of Disclosure Controls and Procedures

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2009 were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2009, our internal controls over financial reporting are effective and there were no weaknesses in our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

        Our disclosure controls and procedures provide our chief executive officer and chief financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Attestation Report of the Independent Registered Public Accounting Firm

        This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

        The following table sets forth the names and ages of our directors, executive officers, and key employees, and their positions with us.

Name	Age	Position
David C. Robinson	48	President and Chief Executive Officer, Director
Steven K. Passey	48	Secretary, Chief Financial Officer
Barry K. Hanover	55	Chief Operating Officer
Kenneth G. Hungerford II	64	Chairman of the Board
Richard J. Stanley	67	Director
Gerald A. Richardson	78	Director
Cheryl D. Cook	61	Director
Joseph W. Pepper Ph.D.	63	Director
John C. Klock, M.D.	65	Chief Medical Officer

        No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

        The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and executive officer, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

        David C. Robinson, President and Chief Executive Officer, Director. Mr. Robinson has been the President and Chief Executive Officer and a director of TechniScan Utah since July 2001. As a result of the Merger, effective as of October 9, 2009, he became our President and Chief Executive Officer and a member of our Board. In 2003, Mr. Robinson also served as Chief Executive Officer of SafeScan, our joint venture until SafeScan's dissolution in 2004. From September 1998 to January 2002, Mr. Robinson served as the President and Chief Executive Officer of PhatPipe, which Mr. Robinson founded in 1998, a provider of affordable broadband technology and services to owners of industrial real estate. From 1995 to July 2001, Mr. Robinson provided strategic consulting services for government and private industry including AMB Property Corporation, The Oz Entertainment Company, and the United States General Services Administration. From 1987 to 1995, Mr. Robinson served as Chief Operating Officer for MEC Analytical Systems, Inc., a private consulting firm. From 1984 to 1987, Mr. Robinson was a consulting integration engineer with Litton Electronic Systems Group Defense Division. Mr. Robinson received a Bachelor of Arts degree in 1984 in Business from the University of Utah.

        Steven K. Passey, Secretary and Chief Financial Officer. Mr. Passey has served as our Secretary and Chief Financial Officer since November 2009. Mr. Passey served as Vice President, Chief Accounting Officer and Treasurer for Mrs. Fields Famous Brands from 2007 to 2009. From 2004 to 2006, Mr. Passey served as Director of SEC Compliance, Controller of REIT Properties for Extra Space Storage, a self-administered and self-managed real estate investment trust company formed to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities. Mr. Passey served as Senior Manager at Ernst & Young in 1999 and from 2001 to 2004 and as Chief Financial Officer for SwitchPoint Networks, a broadband and communication technology company, from 2000 to 2001. Mr. Passey also served as Chief Financial Officer at RealTrust Asset Corporation, a specialty finance company from 1997 to 1998 and as a Manager at KPMG from 1989 to 1997.

Mr. Passey received his B.S. in Accounting from the University of Utah and is a Certified Public Accountant.

        Barry K. Hanover, Chief Operating Officer. Mr. Hanover had been the Chief Operating Officer of TechniScan Utah since February 2002. As a result of the Merger, effective as of October 9, 2009, he became our Chief Operating Officer. From December 1992 to September 1996, Mr. Hanover served as the Vice-President of Engineering and from September of 1996 until November 1999 served as the Executive Vice President and Chief Technical Officer of OEC Medical Systems, Inc., a provider of high performance digital intraoperative/interventional x-ray imaging systems. Upon OEC's acquisition by GE Medical Systems in November 1999 until March 2001, Mr. Hanover served as GE OEC's Vice-President of Surgery and Chief Technologist. From 1983 to 1992, Mr. Hanover was Vice-President of Technical Development and a member of the board of directors of Sarcos, Incorporated, a developer of products including drug delivery and robotic systems. From 1990 to 1992, Mr. Hanover served as General Manager of Animate Systems, Inc, a division of Sarcos, Inc. From June 1992 until October 1992, Mr. Hanover was President of Hanover Engineering Services, LC, an engineering consulting firm with an emphasis on the solution of multidisciplinary design problems. Mr. Hanover received a Bachelor of Science degree in Mechanical Engineering in 1977 from Tufts University and a Masters of Engineering in Mechanical Engineering in 1985 from the University of Utah. Mr. Hanover is listed as an inventor on 20 United States Patents in the fields of drug delivery systems, dialysis systems and x-ray imaging apparatus.

        Kenneth G. Hungerford II, Chairman of the Board. Mr. Hungerford had been a member of the Board of TechniScan Utah since February 2007 and served as its Chairman of the Board since June 2009. As a result of the Merger, effective as of October 9, 2009, he became our Chairman of the Board. Mr. Hungerford has been Chairman of ADAC Automotive, Inc., a privately held automotive supplier, since January 1986 and served as its Chief Executive Officer from January 1996 until March 2007. ADAC is a member of the VAST LLC, a global supplier of automotive parts with operations in China, Brazil, Japan, and Korea. Mr. Hungerford is a member of the board of directors of VAST and serves as a member of its strategic planning committee. Mr. Hungerford was a founding director of Edge Industries, a privately held, capital equipment manufacturer that provides specialized cutting, metering, and dispensing systems for the urethane industry; Lomak Petroleum, which was merged into Range Resources, a publicly traded oil and gas company engaged in the acquisition and development of gas resources; Applied Image Technology, a development stage, software company that provided computer based parts manuals and was merged into MRO, Inc., a publicly traded software company which was subsequently acquired by IBM; Brillance Audiobooks, a publisher of audiobooks which was recently acquired by Amazon; and WXMI Broadcasting, an independent, local television station in Grand Rapids, MI, that became the local FOX network affiliate, and was subsequently sold to COX Broadcasting. Additionally, Mr. Hungerford is currently on the board of trustees of St. Mary's Health Care in Grand Rapids, Michigan, which is a member organization in the Trinity Health Network. Mr. Hungerford received a Bachelor of Business Administration degree from the University of Notre Dame in 1968 and has been registered as a Certified Public Accountant in the State of Michigan since 1970.

        Richard J. Stanley, Director. Mr. Stanley had been a member of the Board of TechniScan Utah since December 2002. As a result of the Merger, effective as of October 9, 2009, he became a member of our Board. Mr. Stanley has been an Associate Professor of chemistry at Wagner College since 1991 and was a chemical engineer for Procter & Gamble Manufacturing from 1968 to 1990. Mr. Stanley is currently a director of Mendis International. Mr. Stanley has been a part owner of a professional baseball franchise in the Eastern League of Professional Development for 30 years. Mr. Stanley has served as the team President, Secretary and Treasurer and a director of the Eastern League for more than 20 years and has been responsible for building stadiums in various cities in the United States and Canada. Mr. Stanley has served as Vice Chairman and Chairman over the years since 1990 for SCORE.

Mr. Stanley received a Bachelor of Science in Chemical Engineering from New York University, a Masters Degree in Chemical Engineering from City University of New York, and a Masters in Business Administration from New York University.

        Gerald A. Richardson, Director. Mr. Richardson had been a member of the Board of TechniScan Utah since January 2008. As a result of the Merger, effective as of October 9, 2009, he became a member of our Board. Mr. Richardson previously served as a director of TechniScan Utah from October 2001 until August 2002. Mr. Richardson is the founder, managing partner and Chief Executive Officer of The Anson Group, a consulting firm which serves developers, manufacturers and marketers of pharmaceuticals, medical devices and diagnostic products. From 1986 to 1993, Mr. Richardson was the President and Chief Executive Officer of Biosound, Inc., a medical imaging company specializing in high performance ultrasound systems where he organized a buyout and resale of the company to the Esaote Group. From 1980 to 1983, Mr. Richardson was the President and Chief Executive Officer of VingMed, Inc., a cardiac ultrasound development and distribution company focused in Scandinavia that was acquired by GE Medical. In 1975 Mr. Richardson also helped found Irex Medical Systems, a developer of phased array cardiac imaging and quantitative Doppler flow measurement systems that later sold to Technicare Ultrasound, a unit of Johnson and Johnson. From 1972 to 1975, Mr. Richardson served as the President of EDR Instruments, Inc., a contract engineering company that developed industrial sensor and diagnostic cardiology instrumentation. Mr. Richardson received a Bachelor of Science degree from Kenyon College and a Master of Science from Temple University.

        Cheryl D. Cook, Director. Ms. Cook had been a member of the Board of TechniScan Utah since August 2005. As a result of the Merger, effective as of October 9, 2009, she became a member of our Board. Ms. Cook founded in 1996, and is the owner of, C2 Financial, LLC, a financial consulting firm. Ms. Cook has been the financial advisor to the Idaho State Treasurer since 1987. From 2000 to 2004, Ms. Cook was Senior Vice President and Senior Relationship Manager at Key Bank. From 1990 to 1994, Ms. Cook was First Vice President and Manager for Dain Bosworth and Ehrlich Bober and Co. From 1997 to 2000, Ms. Cook was the Managing Director of the Salt Lake International Airport. Prior to this position, Ms. Cook was the Chief Financial Director for the Salt Lake International Airport. From 1994 to 1997, Ms. Cook was a government securities advisor for former Soviet Union countries, primarily with Ukraine and Latvia, as a United States Treasury contract employee. Ms. Cook is currently a board member and Chairman of the audit committee for the Community Development Corporation of Utah and a board member for the University of Utah Board of Visitors. From 2006 to 2009, Ms. Cook was a board member of Merrill Lynch Bank USA; from 2001 to 2008, Ms. Cook was a board member of the Salt Lake Valley Health Department; and from 2002 to 2004 Ms. Cook was a board member of the Utah Bankers Association. Ms. Cook received her Bachelor of Science degree from the University of Utah, College of Business.

        Joseph W. Pepper, Ph.D., Director. Dr. Pepper has been a member of our Board since December 2009. Since 2007, Dr. Pepper has served as a consultant to medical device start-ups. From 2003 until 2007, Dr. Pepper served as CEO of U-Systems Inc., a privately backed start-up that developed automated ultrasound for the early detection of breast cancer in women with dense breast tissue. Dr. Pepper served as CEO for OEC Medical Systems, a NYSE-traded, mobile fluoroscopic imaging equipment manufacturer and seller, from 1997 until the sale of the company to GE Healthcare in 1999. Prior to joining OEC, Dr. Pepper spent 15 years with The BOC Group, Plc., where he served as president of Ohmeda Medical Devices, the healthcare subsidiary of BOC which was responsible for international selling and distribution of medical devices and as president of Ohmeda Medical Equipment, which was responsible for Ohmeda's monitoring and anesthesia equipment business. Dr. Pepper has a BS/MS in Engineering Science from Florida State University, a PhD in Mechanical Engineering from Stanford University and an MBA from The Harvard Business School.

Key Employees

        John C. Klock, M.D., Chief Medical Officer. Dr. Klock had been the Chief Medical Officer of TechniScan Utah since June 2009. As a result of the Merger, effective as of October 9, 2009, he became our Chief Medical Officer. Prior to serving as the Chief Medical Officer, Dr. Klock had been a member of the Board of TechniScan Utah from February 2007 until June 2009. Dr. Klock received his medical degree from Tulane University, and completed his medical training at the University of California-San Francisco and Massachusetts General Hospital. Dr. Klock is a board-certified Internist and Hematologist-Oncologist who practiced medicine and did research at the University of California-San Francisco from 1970 to 1982. Since 1982, Dr, Klock has been involved in the start-up of five medical companies. Dr. Klock has authored over 70 peer-reviewed medical and scientific publications and is listed as an inventor on 8 United States patents.

Board of Directors

        Our Board currently consists of six members, five were elected at the Merger and one was elected in December 2009, who serve until the next annual meeting of stockholders following their elections. There are no family relationships between or among our executive officers and directors.

Committees of the Board of Directors

        Our Board established an Audit Committee, which acts pursuant to a written charter adopted by the Board.

        The Audit Committee is currently comprised of Cheryl Cook (chair), Richard Stanley and Joseph Pepper, Ph.D., each of whom have been determined to be "independent" under certain independence criteria adopted by our Board and as defined under the standards of independence set forth in the Marketplace rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on the NASDAQ. The Board has determined that Ms. Cook, the chair of the Audit Committee, is an "audit committee financial expert," under applicable SEC rules and regulations. The Audit Committee's responsibilities and duties are among other things to engage the independent registered public accounting firm, review the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls. We have posted the Audit Committee Charter on our website located at www.techniscanmedicalsystems.com.

        Our Board has not established either a compensation or a nominating and corporate governance committee. With only six members, the Board determined that it will function as and perform the duties and responsibilities typically carried out separately by these committees.

Code of Ethics

        In December 2009, we adopted a written Code of Business Conduct and Ethics applicable to all employees, management, and directors. It is designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability. We have posted our Code of Business Conduct and Ethics on our website located at www.techniscanmedicalsystems.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the compensation for services rendered in all capacities to us for the years ended December 31, 2009 and 2008 by our chief executive officer (principal executive officer) and our most highly compensated executive officers other than the chief executive officer whose total compensation in 2009 was at least $100,000, who are referred to in this section as the named executive officers.

2009 and 2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Nonqualifed deferred compensation earnings $	All other compensation $	Total ($)
David C. Robinson,	2009	209,420	—	67,986	575	4,769	282,750
Chief Executive Officer(2)	2008	210,760	500	2,898	14,950	4,715	233,823
Steven K. Passey	2009	15,000	—	19,477	—	—	34,477
Chief Financial Officer(3)	2008	—	—	—	—	—	—
Barry K. Hanover,	2009	126,120	—	62,433	22,000	4,682	215,235
Chief Operating Officer(4)	2008	159,884	500	2,605	20,500	4,675	188,164
Emilia Ochoa	2009	4,500	—	—	—	—	4,500
Chief Financial Officer(5)	2008	6,000	—	—	—	—	6,000

(1)
Amounts reported represent the compensation cost recognized for financial statement reporting purposes in accordance with FASB ASC 718, Stock-Compensation, utilizing the assumptions discussed in Note 2 and Note 10 to our financial statements for the year ended December 31, 2009 and 2008, giving effect to estimated forfeitures. Estimated forfeitures are nominal amounts.

(2)
Mr. Robinson was appointed our chief executive officer on October 9, 2009, in connection with the closing of the Merger. Amounts reported include compensation paid to Mr. Robinson by TechniScan Utah for 2008 and prior to October 9, 2009 for 2009.

(3)
Mr. Passey was appointed our chief financial officer on November 4, 2009, and commenced serving in that position on November 9, 2009. For more information, see "—Employment Agreements—Steven K. Passey" below.

(4)
Mr. Hanover was appointed as our chief operating officer on October 9, 2009, in connection with the closing of the Merger. Amounts reported include compensation paid to Mr. Hanover by TechniScan Utah for 2008 and prior to October 9, 2009 for 2009. For more information, see "—Employment Agreements—Barry K. Hanover" below.

(5)
Ms. Ochoa resigned as our chief executive officer, Chief Financial Officer and President on October 9, 2009, in connection with the closing of the Merger.

Outstanding Equity Awards

        The following table sets forth certain information concerning the outstanding equity awards held by our named executive officers as of December 31, 2009.

Outstanding Equity Awards at Year-End 2009

Option Awards
Name	Number of securites underlying unexercised options (#) exercisable)	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
David C. Robinson(1)	336,278	—		—	0.18	11/1/11
	56,000	—		—	0.50	2/10/14
	112,000	—		—	0.35	2/10/14
	168,000	—		—	0.50	3/31/14
	168,000	—		—	0.50	6/30/14
	168,000	—		—	0.50	2/3/15
	60,000	—		—	0.50	6/15/15
	200,000	—		—	0.35	3/1/17
	300,000	—		—	0.45	3/11/18
	200,000	—		—	0.45	5/1/18
	1,400,000	—		—	0.38	6/26/19
Steven K. Passey	—	150,000	(2)	—	0.38	11/9/19
	—	50,000	(3)	—	0.38	11/9/19
Barry K. Hanover(1)	160,000	—		—	0.18	2/11/12
	240,000	—		—	0.18	2/11/12
	96,000	—		—	0.27	1/2/13
	32,000	—		—	0.50	2/10/14
	89,600	—		—	0.38	2/10/14
	96,000	—		—	0.50	3/31/14
	96,000	—		—	0.50	6/30/14
	96,000	—		—	0.50	2/3/15
	60,000	—		—	0.50	6/15/15
	200,000	—		—	0.35	3/1/17
	200,000	—		—	0.45	3/11/18
	200,000	—		—	0.45	5/1/18
	1,300,000	—		—	0.38	6/26/19

(1)
The unexercisable option awards granted were to vest as follows: one-fourth of the shares vest one year after the date of grant and thereafter, in 36 equal monthly installments. As of December 15, 2009, all options became vested and fully exercisable.

(2)
Vesting schedule: 48-month vesting schedule, with 25% vesting one year after the date of grant and thereafter in 36 equal monthly installments.

(3)
The unexercisable options awards granted vests after 6 months from date of grant.

Director Compensation

        The following table sets forth certain information concerning the compensation of our directors for services rendered in all capacities for us during the year ended December 31, 2009. David C. Robinson served as a director during the year ended December 31, 2009 and did not receive any compensation for his service as a director. All compensation paid to Mr. Robinson is reflected in the Executive Compensation tables.

2009 Director Compensation

Name	All other Compensation ($)(1)	Total ($)
Kenneth G. Hungerford II(4)	514	514
Theodore H. Stanley, M.D.(3)	514	514
Richard Stanley	514	514
Gerald Richardson	514	514
Cheryl Cook	1,029	1,029
John Klock(3)	514	514
Gary Barbour(3)(5)	1,029	1,029
Steven A. Johnson, Ph.D.(2)(3)	5,106	5,106

(1)
Compensation paid to directors and reflected in this Director Compensation table were in the form of warrants. Amounts reported represent the compensation cost recognized by TechniScan Utah for financial statement reporting purposes in accordance with FASB ASC 718, Stock-Compensation, utilizing the assumptions discussed in Note 2 and Note 10 to our financial statements for the year ended December 31, 2009 and, giving effect to estimated forfeitures. Estimated forfeitures are nominal amounts.

(2)
Dr. Johnson served as a director in the year ended December 31, 2009, and did not receive any compensation for his services as a director of TechniScan Utah. Dr. Johnson received stock option grants as payment for services as chief scientist.

(3)
Dr. Stanley, Dr. Klock, Mr. Barbour and Dr. Johnson resigned as directors of TechniScan Utah prior to the Merger and are no longer our directors.

(4)
Warrants were issued to Mr. Hungerford in the name of Green & Gold Capital Holdings, LLC.

(5)
Warrants were issued to Mr. Barbour in the name of Upstill Industries, Ltd.

Employment Agreements

        Steven K. Passey was appointed chief financial officer of TechniScan, Inc. in November 2009 and commenced serving in this position on November 9, 2009. In connection with Mr. Passey's appointment, we entered into an employment offer letter with Mr. Passey dated November 4, 2009 (the "Passey Offer Letter").

        The Passey Offer Letter provides for an at-will employment relationship and also provides that Mr. Passey will receive the following compensation and benefits: (1) compensation of $5,000 per each two week period with an increase in compensation to an annual salary of $180,000 upon completion of our subsequent financing round; (2) an incentive stock option grant to purchase 150,000 shares of our common stock, at an exercise price of $0.375 per share, which is scheduled to vest over four years as follows: 25% after 12 months from issuance and the remaining balance in equal monthly installments for 36 months thereafter; and (3) a non-qualified stock option grant to purchase 50,000 shares of our common stock, at an exercise price of $0.375 per share, which is scheduled to vest after six months from issuance. The Passey Offer Letter also outlines other generally available benefits.

        Subsequent to the Passey Offer Letter, the Board approved an increase in Mr. Passey's annual compensation to $180,000, which increase was made at the time of closing a short-term debt offering.

        Barry K. Hanover was appointed chief operating officer of TechniScan Utah in February 2002 and commenced serving in this position on February 11, 2002. In connection with Mr. Hanover's appointment, TechniScan Utah and Mr. Hanover entered into an employment offer letter dated February 4, 2002 (the "Hanover Offer Letter"). Upon closing of the Merger, Mr. Hanover was appointed as our chief operating officer.

        The Hanover Offer Letter provides for an at-will employment relationship and also provides that Mr. Hanover would receive the following compensation and benefits: (1) monthly compensation of $12,500; (2) a non-qualified stock option grant to purchase 200,000 shares of TechniScan Utah's stock, granted 45 days after Mr. Hanover's commencement date, at a strike price determined by the Board of TechniScan Utah; and (3) an incentive stock option grant to purchase a minimum of 300,000 shares of TechniScan Utah's stock (an increase above 300,000 was at the discretion of the Board or the chief executive officer), within 30 days after the closure of a then existing offering of TechniScan Utah's stock, which grant was scheduled to vest as follows, subject to TechniScan Utah's Employee Stock option Plan: 25% one year after the date of the Hanover Offer Letter and the remaining balance in equal monthly installments for 36 months thereafter; or all unvested options to vest immediately upon Change in Control as defined in the Hanover Offer Letter. The Hanover Offer Letter also outlines other generally available benefits.

        Subsequent to the Hanover Offer Letter, Mr. Hanover's salary and compensation have been increased, based in part upon performance reviews. Mr. Hanover's compensation for the years ended December 31, 2009 and 2008 are reflected in the Executive Compensation Table.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2010 by (1) each of our directors, (2) each named executive officer, (3) all of our directors and executive officers as a group, and (4) each stockholder known to us as beneficially owning greater than 5% of our outstanding shares of common stock. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated. To our knowledge, none of the shares reported below are pledged as security. Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o TechniScan, Inc., 3216 South Highland Drive, Salt Lake City, Utah 84106.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
David C. Robinson(2)(4)	3,934,742	4.57%
Steven K. Passey(2)(5)	50,000	*
Barry K. Hanover(2)(6)	2,921,216	3.41%
Kenneth G. Hungerford II(2)(7)	3,607,892	4.35%
Richard J. Stanley(2)(8)	8,391,280	10.12%
Gerald A. Richardson(2)(9)	92,000	*
Cheryl D. Cook(2)(10)	284,998	*
Joseph W. Pepper, Ph.D.(2)(11)	25,000	*
Esaote S.p.A(3)	8,500,001	10.25%
Steven A. Johnson, Ph.D.(12)	5,050,765	6.04%
All directors and executive officers as a group (8 persons)	19,307,128	21.66%

*
Indicates ownership of less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that can be acquired by that person within 60 days from December 31, 2009 upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 82,897,454 shares of common stock outstanding on December 31, 2009.

(2)
These are the officers and directors of our company.

(3)
Esaote's address is Via Siffredi, 58 16153, Genova, Italy

(4)
Includes 766,464 shares of common stock held by Mr. Robinson and his wife as joint tenancy with right of survivorship, which Mr. Robinson may be deemed to share voting and investment power with respect to these shares. Includes presently exercisable options for the purchase of 3,168,278 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(5)
Includes presently exercise options for the purchase of 50,000 shares of common stock share pursuant to the 2001 Employee Stock Option Plan.

(6)
Includes presently exercisable options for the purchase of 2,865,600 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(7)
All common stock is held by Green & Gold Capital Holdings, LLC, of which Mr. Hungerford is a member and manager, and as such may be deemed to share voting and investment power with respect to these shares. Mr. Hungerford disclaims beneficial ownership of all shares held by Green & Gold Capital Holdings, LLC except to the extent of his pecuniary interest therein. Includes presently exercisable options for the purchase of 50,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(8)
Includes 899,000 shares of common stock held by members of Mr. Stanley's family. Includes 5,943,184 shares of common stock held by Mr. Stanley and his wife as joint tenancy with right of survivorship and his other family members as joint tenants, which Mr. Stanley may be deemed to share voting and investment power with respect to these shares. Mr. Stanley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes presently exercisable options for the purchase of 25,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(9)
Includes presently exercisable options for the purchase of 25,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(10)
All common stock is held by Ms. Cook and her husband as joint tenancy with right of survivorship, and Ms. Cook may be deemed to share voting and investment power with respect to these shares. Includes presently exercisable options for the purchase of 50,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(11)
Includes presently exercisable options for the purchase of 25,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(12)
Includes presently exercisable options for the purchase of 706,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement

        TechniScan Utah entered into a General Consulting Agreement with The Anson Group, dated May 1, 2006. Gerald A. Richardson, who has served on our Board since January 2008, and previously served as a director of TechniScan Utah from October 2001 until August 2002, is the founder, managing partner and Chief Executive Officer of Anson Group. Anson Group serves developers, manufacturers and marketers of pharmaceuticals, medical devices and diagnostic problems. Pursuant to the terms of the General Consulting Agreement, Anson Group's responsibilities were to be described pursuant to various Project Assignments that would become part of the General Consulting Agreement, including assisting TechniScan Utah with submission of its 510(k) application for FDA approval. Payment for services rendered as well as the term of the General Consulting Agreement are pursuant to the Project Assignments, however, either party may terminate the agreement upon 30-days prior written notice or upon breach of the agreement and failure to cure such breach within a 30 day period. TechniScan Utah paid Anson Group the following for services rendered under the General Consulting Agreement: $18,162 in 2009 and $30,642 in 2008.

Lease

        Prior to entering into a lease in June 2008 for our principal office located at 3216 South Highland Drive, Salt Lake City, Utah 84106, SafeScan and 1011 LLC entered into a Lease Agreement for the property located at 1011 East Murray-Holladay Road, Salt Lake City, Utah, dated September 1, 2003. Pursuant to the Second Addendum to Lease Agreement for 1011 Murray-Holladay Road, entered into in December 2004, the Lease Agreement was modified such that the parties to the Lease Agreement were TechniScan Utah and 1011 LLC. Gary Barbour, a director of TechniScan Utah from 2001 until his resignation in 2009 was a member of 1011 LLC. Payments made to 1011 LLC, pursuant to that Lease Agreement, in 2008 were $50,000.

Convertible Notes

        From November 2007 through January 2008, TechniScan Utah issued Convertible Subordinated Promissory Notes ("Subordinated Notes") in the aggregate principal amount of $510,000 as follows: $25,000 to the Stanley Research Foundation, an entity controlled by Theodore H. Stanley, M.D., a former director of TechniScan Utah; $25,000 to Mary Ann O. Stanley Family Trust, an affiliate of Dr. Stanley; $25,000 to Dr. Stanley and Susan Stanley, joint tenancy with right of survivorship; $162,500 to Richard J. Stanley, a director on our Board; $50,000 to John C. Klock, M.D., a former director of TechniScan Utah, and Cynthia Klock, tenants in common; $162,500 to Green & Gold Capital Holdings, LLC, an entity controlled by Kenneth G. Hungerford II, a director and our Chairman of the Board; $50,000 to Upstill Industries, Ltd., an entity controlled by Gary Barbour, a former director of TechniScan Utah; and $10,000 to Cheryl D. Cook, a director on our Board and Robert Cook, joint tenancy with right of survivorship. The Subordinated Notes were non-interest bearing and included an automatic conversion feature to convert into common stock of TechniScan Utah. In February 2008, TechniScan Utah converted all of the principal owed under the Subordinated Notes into 566,669 shares of Series E Preferred Stock at a rate of $0.90 per share.

        Subsequent to December 31, 2009, we issued Convertible Notes ("Notes") in the aggregate principal amount of $500,000 as follows: $250,000 to Kenneth G. Hungerford II, a director and our Chairman of the Board and $250,000 to Richard J. Stanley, a director on our Board. The Notes include an automatic conversion feature to convert into shares of our common stock. The Notes bear interest at 10%, if paid in cash, or 12%, if converted to common stock. The Notes have 100% warrant coverage to purchase our common stock at the exercise price of $0.67 per share, exercisable for five years from the date of the Notes.

Esaote

        TechniScan Utah and Esaote entered into a Series E Stock Purchase Agreement on February 11, 2008 and a Letter of Undertakings on Possible Amendment Agreement, dated October 28, 2008, in connection with TechniScan Utah's offering of Series E Preferred Stock. Pursuant to the Stock Purchase Agreement, Esaote agreed to purchase up to 10,000,000 shares of the Series E Preferred Stock at a price of $0.90 per share and warrants to purchase up to 1,500,000 shares of TechniScan Utah's common stock, at an exercise price of $0.75 per share. Esaote's purchase of Series E Preferred Stock was to take place in three separate closings, and at the initial closing, Esaote purchased 3,333,334 shares of TechniScan Utah Series E Preferred Stock and warrants to purchase 500,000 shares of common stock, for $3,000,000. $2,000,000 of the purchase price was paid in cash and $1,000,000 was paid in the form of an account credit under the Original Equipment Manufacturing Agreement and Engineering Support Agreement between TechniScan Utah and Esaote. Pursuant to the Stock Purchase Agreement, Esaote was entitled to certain other benefits, including redemption rights for one year following each closing, as applicable, and a right of first refusal and co-sale. These additional rights have been terminated prior to the Merger and are no longer in effect.

        In connection with the Distribution Agreement the European Market Development Agreement that we entered into in with Esaote in October 2008, we expected to deliver five WBU systems to Esaote for clinical testing and distribution in the European market. We have delivered two prototype systems and Esaote paid us an aggregate of $500,000 to date.

        On December 2, 2009, we entered into a non-binding Manufacturing Letter of Intent with Esaote dated and effective as of November 12, 2009 ("Letter of Intent"). The Letter of Intent is in regards to a production and supply agreement between us and Esaote concerning the manufacturing of our WBU system. The parties do not expect to negotiate the supply agreement until June 2010 at the earliest, and if agreed upon, to execute the agreement on or before October 1, 2010. The Letter of Intent may be terminated by either party at any time, upon 30 business days written notice to the other party.

        On December 2, 2009, we entered into Supplement Number One to Original Equipment Manufacturing Agreement and Engineering Support Agreement ("Supplement") with Esaote. Pursuant to the Supplement, Esaote will provide additional components, development services and miscellaneous costs to support the further development of our products ("Supplemental Services"). In consideration of the Supplemental Services, Esaote will receive, at Esaote'e election, either (a) additional shares of our common stock in an amount as determined once the Supplemental Services are completed or terminated; or (b) payment in cash in the amount of the Supplemental Services as determined in the Supplement and the Original Equipment Manufacturing Agreement and Engineering Support Agreement (the "Agreement"). Esaote must make its election of either cash or stock sometime in the second quarter of 2010. The Supplemental Services are valued at the sum of $1,008,417. The term of the Supplement will continue for the remaining term of the Agreement. The term of the Agreement commenced on February 11, 2008 and continues in effect for a period of 24 months, and has automatically been renewed for a further period of 36 months. As of December 31, 2009, Esaote has not provided any Supplemental Services.

Other Transactions

        A number of TechniScan Utah's current and former officers and directors and certain entities controlled by them have invested in TechniScan Utah's private offerings of its equity securities during the last three years. The interest of such related persons, however, arose solely from the ownership of the particular class of equity securities of TechniScan Utah and all holders of such classes of equity securities of TechniScan Utah received the same benefit on a pro rata basis.

Review and Approval of Transactions with Related Persons

        The Board has adopted a written policy for the review and evaluation of all related party transactions. Under that policy, unless specifically delegated by the Board to another committee of the Board, the Audit Committee is charged with the responsibility of (1) reviewing and evaluating all related party transactions, or proposed transactions, between the Company and a related person; and (2) review and make recommendations to the full Board, or approve, any contracts or other transactions with current or former executive officers of the Company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by the Company. All related party transactions described above were reviewed and approved by the Audit Committee

Arrangements of Certain Directors

        We are aware of the following arrangements or understandings between certain directors and other persons, pursuant to which such directors were selected as a director.

        In 2006, Mr. Hungerford was the lead investor of a group that purchased shares of TechniScan Utah's stock pursuant to a private placement offering of Series D Preferred Stock. Pursuant to the term sheet for such purpose, which set forth the agreement between Mr. Hungerford, together with certain other investors, and TechniScan Utah, Mr. Hungerford was appointed as a director of TechniScan Utah. Upon closing of the Merger, the right to select a director by such investors was terminated.

        Pursuant to a private placement offering of Series E Preferred Stock, TechniScan Utah and, as a group, 68 purchasers of the Series E Preferred Stock, entered into a Voting Agreement relating to the election of directors of TechniScan Utah. Pursuant to the Voting Agreement, the holders of Series E Preferred Stock were entitled to elect two directors of TechniScan Utah ("Series E Directors"). Esaote was one of the 68 purchasers, and pursuant to the Voting Agreement, Esaote was entitled to select one of the Series E Directors. The Voting Agreement survived the closing of the Merger, and now provides the holders of 15,579,938 shares of our common stock the right to elect up to two directors to our Board. Mr. Richardson was selected to serve as the Esaote appointed director on the Board of TechniScan Utah, and as the Esaote appointed Series E Director on our Board. The other Series E Director has not yet been nominated or elected to our Board.

Director Independence

        We believe a majority of our Board are independent from management. Those individuals who we believe are independent directors are Kenneth G. Hungerford II, Richard J. Stanley, Gerald A. Richardson, Cheryl D. Cook and Joseph W. Pepper, PhD. Our Board will determine the independence of the members of the Board from time to time in reference to the listing standards adopted by NASDAQ Stock Market, the independence standards set forth in Sarbanes-Oxley and the rules and regulations promulgated by the SEC under applicable law. In particular, we have an audit committee that will periodically evaluate and report to the Board on the independence of each member of the Board.

        Our independent directors will hold formal meetings, separate from management, at least annually in executive session without the presence of non-independent directors and management.

        We do not have a formal policy regarding attendance by our directors at annual stockholders meetings, although we encourage their attendance and anticipate most of our directors will attend these meetings.

        We have adopted a Whistleblower Policy, which is posted on our website at www.techniscanmedicalsystems.com.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Tanner LC ("Tanner") became the independent registered public accounting firm for the year ended December 31, 2009 in connection with the Merger. The following table represents the December 31, 2009 and 2008:

	2009	2008
Audit Fees	$126,000	$8,400
Audit-Related Fees	22,000	—
Tax Fees	—	—
Other Fees	—	—

Total fees	$148,000	$8,400

        Audit fees include aggregate fees billed for professional services rendered for the audit and reviews of quarterly information of TechniScan, Inc. for the year ended December 31, 2009, and for services in connection with the Company's various statutory and regulatory filings. Audit fees for the year ended December 31, 2008 are related to Castillo, Inc. for audit services, including quarterly reviews.

        Audit-related fees are for review of filings and other documents associated with the Merger.

        Tax fees are fees for tax compliance, tax advice and tax planning. No such fees were incurred during the years ended December 31, 2009 and 2008.

        Other fees are for any services not included in the first three categories. There were no such fees incurred during the years ended December 31, 2009 and 2008.

Audit Committee Pre-Approval Policies and Procedures

        All members of the Company's audit committee approved the engagement of Tanner LC as the Company's independent registered public accounting firm and each of the related projects.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Financial Statement Schedules

1.
Financial Statements of TechniScan, Inc.

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2009 and 2008	F-2
Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from January 1, 2002 (inception of development stage) through December 31, 2009	F-3
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009 and 2008 and for the period from January 1, 2002 (inception of development stage) through December 31, 2009	F-4
Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from January 1, 2002 (inception of development stage) through December 31, 2009	F-7
Notes to Financial Statements	F-9
2.
Financial Statement Schedules

None.

(b)
Exhibits

Reference is hereby made to the Exhibit Index immediately following Page F-23 of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, in Salt Lake City, State of Utah, on March 19, 2010.

TECHNISCAN, INC. (Registrant)
By:	/s/ DAVID C. ROBINSON David C. Robinson Chief Executive Officer (principal executive officer)
By:	/s/ STEVEN K. PASSEY Steven K. Passey Chief Financial Officer (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Act of 1934, as amended, this annual report has been signed by the following persons in the capacities and on the dates indicated.

/s/ DAVID C. ROBINSON David C. Robinson	Chief Executive Officer, Director	March 19, 2010
/s/ STEVEN K. PASSEY Steven K. Passey	Chief Financial Officer	March 19, 2010
/s/ KENNETH G. HUNGERFORD II Kenneth G. Hungerford II	Chairman of the Board and Director	March 19, 2010
/s/ CHERYL D. COOK Cheryl D. Cook	Director	March 19, 2010
/s/ GERALD A. RICHARDSON Gerald A. Richardson	Director	March 19, 2010
/s/ RICHARD J. STANLEY Richard J. Stanley	Director	March 19, 2010
/s/ JOSEPH W. PEPPER, PHD Joseph W. Pepper, PhD	Director	March 19, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TechniScan, Inc.

        We have audited the accompanying balance sheets of TechniScan, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009 and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechniScan, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also discussed in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER LC

Salt Lake City, Utah

March 19, 2010

TECHNISCAN, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$232,706	$269,192
Prepaid expense	271,209	152,467

Total current assets	503,915	421,659
Property and equipment, net	617,142	85,608
Deposits	28,153	28,153

Total assets	$1,149,210	$535,420

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$472,367	$118,984
Accrued liabilities	670,638	174,856
Customer deposits	260,000	180,000

Total current liabilities	1,403,005	473,840
Deferred rent	139,330	98,546
Other liabilities	250,000	—

Total liabilities	1,792,335	572,386

Commitments
Stockholders' deficit:
Series D convertible preferred stock, $.001 par value: 0 and 8,525,570 shares authorized; 0 and 8,525,570 outstanding, respectively	—	8,526
Series E convertible preferred stock, $.001 par value: 0 and 20,000,000 shares authorized; 0 and 4,949,175 shares outstanding, respectively	—	4,949
Common stock, $.001 par value: 150,000,000 shares authorized; 82,897,454 and 34,128,720 shares issued and outstanding, respectively	82,897	34,129
Additional paid-in-capital	24,461,846	21,666,894
Accumulated deficit prior to development stage	(389,393)	(389,393)
Accumulated deficit during development stage	(24,798,475)	(21,362,071)

Total stockholders' deficit	(643,125)	(36,966)

Total liabilities and stockholders' deficit	$1,149,210	$535,420

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period From January 1, 2002 (inception of development stage) Through December 31, 2009
	For the Year Ended December 31,
	2009	2008
Revenues:
Government grant	$861,091	$653,061	$3,045,464
Related-party research	120,000	120,000	240,000

Total revenues	981,091	773,061	3,285,464

Operating expenses:
Selling, general and administrative	2,179,718	1,700,878	12,963,585
Research and development	1,610,562	2,817,754	12,847,757
Direct grant	622,349	518,150	1,875,156

Total operating expenses	4,412,629	5,036,782	27,686,498

Loss from operations	(3,431,538)	(4,263,721)	(24,401,034)
Interest income	1,348	18,399	55,813
Interest expense	(6,214)	(757)	(455,715)
Gain on sale of property and equipment	—	2,461	2,461

Net loss	$(3,436,404)	$(4,243,618)	$(24,798,475)

Net loss per common share (basic and diluted)	$(0.07)	$(0.13)

Weighted average number of common shares outstanding (basic and diluted)	46,064,887	32,208,082

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, as of January 1, 2002	8,058,488	$8,059	3,730,856	$3,730	$545,751	$(389,393)	$168,147
Issuance of Series A preferred stock (at $0.20 per share)	1,600,000	1,600	—	—	318,400	—	320,000
Issuance of Series B preferred stock (at $0.30 per share)	5,968,335	5,968	—	—	1,784,532	—	1,790,500
Issuance of common stock for services (at $0.12 per share)	—	—	285,714	286	34,714	—	35,000
Stock-based compensation	—	—	—	—	37,143	—	37,143
Net loss	—	—	—	—	—	(1,625,040)	(1,625,040)

Balance, as of December 31, 2002	15,626,823	15,627	4,016,570	4,016	2,720,540	(2,014,433)	725,750
Issuance of common stock (at $0.50 and $0.75 per share)	—	—	941,136	942	524,627	—	525,569
Stock-based compensation	—	—	—	—	56,369	—	56,369
Net loss	—	—	—	—	—	(1,838,611)	(1,838,611)

Balance, as of December 31, 2003	15,626,823	15,627	4,957,706	4,958	3,301,536	(3,853,044)	(530,923)
Issuance of common stock (at $0.50 per share)	—	—	9,376,002	9,376	4,678,624	—	4,688,000
Conversion of note payable and accrued interest to common stock (at $0.50 per share)	—	—	987,214	988	492,619	—	493,607
Stock-based compensation	—	—	—	—	50,136	—	50,136
Net loss	—	—	—	—	—	(3,157,701)	(3,157,701)

Balance, as of December 31, 2004	15,626,823	15,627	15,320,922	15,322	8,522,915	(7,010,745)	1,543,119
Conversion of preferred stock to common stock (at $0.50 and $0.75 per share)	(15,626,823)	(15,627)	12,501,476	12,500	3,127	—	—
Issuance of common stock (at $0.50 and $0.75 per share)	—	—	4,375,998	4,376	2,590,124	—	2,594,500
Issuance of common stock upon exercise of stock options (at $0.21 per share)	—	—	209,600	210	43,750	—	43,960
Stock-based compensation	—	—	—	—	20,700	—	20,700
Proceeds from debt allocated to common stock warrants and beneficial conversion features	—	—	—	—	213,334	—	213,334
Common stock warrants issued to non-employees	—	—	—	—	15,893	—	15,893
Net loss	—	—	—	—	—	(4,986,234)	(4,986,234)

Balance, as of December 31, 2005	—	$—	32,407,996	$32,408	$11,409,843	$(11,996,979)	$(554,728)

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, as of December 31, 2005	—	$—	32,407,996	$32,408	$11,409,843	$(11,996,979)	$(554,728)
Issuance of common stock, net of issuance costs of $25,489 (at $0.20, $0.50 and $0.75 per share)	—	—	2,430,932	2,430	1,210,281	—	1,212,711
Issuance of Series D preferred stock, net of issuance costs of $38,024 (at $0.75 per share)	1,540,682	1,541	—	—	1,115,948	—	1,117,489
Issuance of common stock upon exercise of stock options (at $0.33 per share)	—	—	19,834	20	6,601	—	6,621
Stock-based compensation	—	—	—	—	53,600	—	53,600
Re-pricing of common stock warrants issued to non-employees	—	—	—	—	70,695	—	70,695
Re-pricing of common stock warrants issued to employees	—	—	—	—	537,545	—	537,545
Conversion of note payable and accrued interest to Series D preferred stock (at $0.75 per share)	2,157,630	2,157	—	—	1,616,067	—	1,618,224
Net loss	—	—	—	—	—	(3,710,137)	(3,710,137)

Balance, as of December 31, 2006	3,698,312	3,698	34,858,762	34,858	16,020,580	(15,707,116)	352,020
Issuance of Series D preferred stock, net of issuance costs of $27,343 (at $0.75 per share)	1,570,327	1,570	—	—	1,148,833	—	1,150,403
Conversion of common stock to Series D preferred stock (at $0.75 per share)	3,256,931	3,258	(4,026,930)	(4,026)	768	—	—
Issuance of common stock upon exercise of stock warrants (at $0.03 per share)	—	—	403,672	404	9,688	—	10,092
Stock-based compensation	—	—	—	—	62,483	—	62,483
Net loss	—	—	—	—	—	(1,800,730)	(1,800,730)

Balance, as of December 31, 2007	8,525,570	8,526	31,235,504	31,236	17,242,352	(17,507,846)	(225,732)
Issuance of Series E preferred stock for cash, net of issuance costs of $112,034 (at $0.90 per share)	3,282,506	3,282	—	—	2,838,939	—	2,842,221
Issuance of Series E preferred stock for future services (at $0.90 per share)	1,111,111	1,111	—	—	998,889	—	1,000,000
Conversion of notes payable to Series E preferred stock (at $0.90 per share)	555,558	556	—	—	499,444	—	500,000
Issuance of common stock upon exercise of stock warrants (at $0.03 per share)	—	—	2,893,216	2,893	69,439	—	72,332
Stock-based compensation	—	—	—	—	17,831	—	17,831
Net loss	—	—	—	—	—	(4,243,618)	(4,243,618)

Balance, as of December 31, 2008	13,474,745	$13,475	34,128,720	$34,129	$21,666,894	$(21,751,464)	$(36,966)

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, as of December 31, 2008	13,474,745	$13,475	34,128,720	$34,129	$21,666,894	$(21,751,464)	$(36,966)
Shares issued to stockholders of Castillo, Inc. in connection with the Merger	—	—	9,000,000	9,000	(9,000)	—	—
Capital contribution	—	—	—	—	65,000	—	65,000
Repurchase and cancellation of common stock	—	—	(3,000,000)	(3,000)	(62,000)	—	(65,000)
Issuance of common stock for services in connection with the Merger (at $0.38 per share)	—	—	1,000,000	1,000	374,000	—	375,000
Cancellation of dissenters stock (at $0.37 per share)	—	—	(723,633)	(724)	(270,638)	—	(271,362)
Issuance of Series E preferred stock for cash, net of issuance costs of $6,866 (at $0.90 per share)	1,542,466	1,542	—	—	1,379,812	—	1,381,354
Issuance of common stock for cash, net of issuance costs of $28,233 (at $0.38 per share)	—	—	2,354,145	2,354	852,223	—	854,577
Issuance of common stock upon exercise of stock warrants (at $0.02 per share)	—	—	1,050,858	1,052	25,219	—	26,271
Issuance of common stock for future services (at $1.50 per share)	—	—	150,000	150	224,850	—	225,000
Conversion of Series D preferred stock to common stock (at $0.38 per share)	(8,525,570)	(8,526)	18,756,254	18,756	(10,230)	—	—
Conversion of Series E preferred stock to common stock (at $0.45 per share)	(6,491,641)	(6,491)	15,579,938	15,580	(9,089)	—	—
Conversion of common stock warrants to common stock (at $0.03 and $0.38 per share)	—	—	4,601,172	4,600	(4,600)	—	—
Stock-based compensation	—	—	—	—	239,405	—	239,405
Net loss	—	—	—	—	—	(3,436,404)	(3,436,404)

Balance, as of December 31, 2009	—	$—	82,897,454	$82,897	$24,461,846	$(25,187,868)	$(643,125)

See accompanying notes to financial statements.

TECHNISCAN, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period From January 1, 2002 (inception of development stage) Through December 31, 2009
	For the Year Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,436,404)	$(4,243,618)	$(24,798,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,489	44,040	501,947
Impairment of intangible assets	—	—	14,179
Gain on sale of property and equipment	—	(2,461)	(2,461)
Non-cash interest expense	—	—	383,610
Issuance of common stock for services in connection with the Merger	375,000	—	375,000
Stock-based compensation	239,405	17,831	1,126,101
Changes in assets and liabilities:
Accounts receivable	—	—	267
Government grant receivables	—	83,345	—
Inventory	—	—	61,649
Prepaid expense	106,258	864,757	925,637
Other assets	—	(25,653)	—
Accounts payable	353,383	(23,524)	463,447
Accrued liabilities	224,420	(11,289)	330,820
Customer deposits	80,000	180,000	260,000
Deferred rent	40,784	98,546	139,330
Other liabilities	250,000	—	250,000

Net cash used in operating activities	(1,685,665)	(3,018,026)	(19,968,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	213,112	—
Proceeds from sale of property and equipment	—	4,000	4,000
Purchase of property and equipment	(613,023)	(57,661)	(1,016,814)

Net cash (used in) provided by investing activities	(613,023)	159,451	(1,012,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	—	(79,292)
Proceeds from exercise of stock options and warrants, and from the issuance of stock, net of issuance costs	2,262,202	2,914,553	18,748,587
Proceeds from issuance of convertible notes	—	—	2,400,000

Net cash provided by financing activities	2,262,202	2,914,553	21,069,295

Net (decrease) increase in cash and cash equivalents	(36,486)	55,978	87,532
Cash and cash equivalents at beginning of period	269,192	213,214	145,174

Cash and cash equivalents at end of period	$232,706	$269,192	$232,706

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

			For the Period From January 1, 2002 (inception of development stage) Through December 31, 2009
	For the Year Ended
	December 31, 2009	December 31, 2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$183	$110	$13,767
Cash paid for income tax	100	100	800
Supplemental Disclosure of Noncash Investing and
Financing Activities:
Common stock issued to stockholders of Castillo, Inc. in connection with the Merger	$6,000	$—	$6,000
Issuance of common stock for future services	225,000	—	225,000
Conversion of preferred stock and common stock warrants to common stock	38,937	—	38,937
Dissenter shares cancelled in connection with the Merger	271,362		271,362
Issuance of Series E convertible preferred stock for future services	—	1,000,000	1,000,000
Conversion of notes payable, including accrued interest, to preferred stock	—	500,000	2,611,831

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Merger and Development Stage Activities

        TechniScan, Inc. (the "Company") (formerly known as Castillo, Inc. or "Castillo") was originally incorporated under the laws of the State of Nevada on February 2, 2007. The Company changed its state of incorporation from the state of Nevada to the state of Delaware on October 8, 2009.

        On October 9, 2009, as discussed in Note 3, TechniScan, Inc. a Utah corporation ("TechniScan Utah") was first merged into its wholly owned subsidiary, and then immediately merged into TechniScan, Inc. (collectively referred to as the "Merger"). Pursuant to the Merger, the Company succeeded to the business of TechniScan Utah as its sole line of business and changed its name to TechniScan, Inc. Because the owners of TechniScan Utah obtained approximately 92% of the common stock of the Company through the Merger, the Merger has been accounted for as a recapitalization of TechniScan Utah with TechniScan Utah as the acquirer (reverse merger). The historical financial statements prior to the Merger are those of TechniScan Utah.

        TechniScan Utah was incorporated in 1984 for the purpose of conducting research on advanced ultrasound imaging and inverse scatter technology. The Company is in the development stage, as defined by Accounting Standards Codification ("ASC") subtopic 915-10, Development Stage Entities, as it has not generated significant revenues. The development stage began January 1, 2002, when the Company was capitalized for research, development and commercialization of innovative medical imaging products for the detection and diagnosis of breast cancer.

        The Company's commercial focus is the development of an ultrasound-based product known as the Whole Breast Ultrasound ("WBU") system that is expected to provide radiologists with unique information about the bulk properties of tissue in the breast as well as clear images of the tissue structure.

Going Concern Considerations

        Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and equity raised from individual investors to sustain its operations. The WBU system has not yet been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale. Therefore, the Company has not generated any revenues from non-research product sales. The Company has incurred losses and used cash in operating activities since entering the development stage. As of December 31, 2009, the Company had an accumulated deficit of $25,187,868 and negative working capital of $899,090. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company's plans to address its liquidity issues include the (1) sale of debt and equity securities, (2) collaboration with third parties to accelerate the introduction of product and services into the market, and (3) continued focus on addressing approval by the FDA of the Company's product and services for commercial sale.

        There can be no assurance that the Company's planned sales of debt and equity securities, its collaborative efforts, or its effort to obtain FDA approval will be successful or that the Company will

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

have the ability to commercialize its imaging system and ultimately attain profitability. The Company's long-term viability as a going concern is dependent on three key factors:

  •
  The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its imaging system.

  •
  The ability of the Company to obtain regulatory approval from the FDA and other regulatory agencies for commercial distribution of the WBU system.

  •
  The ability of the Company to achieve adequate profitability and cash flows to sustain its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Accounting Standards Codification

        The Financial Accounting Standards Board ("FASB") has issued the FASB Accounting Standards Codification ("ASC") that became the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission ("SEC")), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF") and related literature. All other literature is considered non-authoritative. The ASC does not change GAAP; it introduces a new structure that is organized in an accessible online research system. The ASC became effective for the Company on July 1, 2009.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents totaled $130,028 and $153,534 as of December 31, 2009 and 2008, respectively, and consisted of money market funds.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, and accounts receivable. Risks associated with cash and cash equivalents are mitigated by banking with federally insured, creditworthy institutions; however, deposits may at times exceed federally insured limits. In October 2008, the Emergency Economic Stabilization

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Act of 2008 temporarily increased FDIC deposit insurance from $100,000 for $250,000 per depositor through December 31, 2013. To date, the Company has not experienced a material loss or lack of access to its cash and cash equivalents; however, no assurance can be provided that access to the Company's cash and cash equivalents will not be impacted by adverse conditions in the financial markets. There were no grants or accounts receivable as of December 31, 2009 and 2008.

Inventory

        Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of raw materials and work in process. As appropriate, provisions are made to reduce inventory to its net realizable value. The cost of inventory that potentially may not sell prior to expiration or is deemed to have no commercial value is written-off when identified. Inventory has no value as of December 31, 2009 and 2008.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs that do not extend the life or improve the asset are expensed in the period incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below, and totaled $81,489 and $44,040 for the years ended December 31, 2009 and 2008, respectively.

Useful Life (Years)
Leasehold improvements	3
Machinery and equipment	3-5
Computer equipment and software	3-5
Furniture and fixtures	7

Impairment of Long-Lived Assets

        The Company evaluates the carrying values of property and equipment in accordance with FASB ASC Subtopic 360-10-45, Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amounts of the assets, a loss is recognized for the difference between the fair values and the carrying values of the assets.

Revenue Recognition

        The Company records revenue in accordance with FASB ASC Topic 605, Revenue Recognition. The Company's revenues are sourced from federal research grants and private and government research contracts. The Company recognizes revenues when products have been delivered or services have been provided and invoiced to the government or other research partners. The FDA has not yet approved the WBU product for commercial sale. Therefore, the Company has not yet generated any revenues from non-research product sales.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patent Costs

        Since entering the development stage, legal costs incurred to register patents have been expensed as incurred due to the uncertainty surrounding future cash flows and future benefits to be realized from the patents.

Fair Value Measurements

        As defined in FASB ASC 820, Fair Value Measurements and Disclosures, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3
Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

        Quoted market prices have been used to determine the fair value of money market funds, which have been classified as cash equivalents (Level 1).

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option's calculated value instead of the fair value as calculated by the Black-Scholes option-pricing model. All stock-based payments to employees are grants of stock options that are recognized in the statements of operations based on the calculated value at the date of grant instead of the fair value because it has not been practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. The Company anticipates calculating the fair value of stock options instead of the calculated value when sufficient stock trading history to estimate volatility is available, which is anticipated to occur during the year ending December 31, 2010.

Income Taxes

        The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized. The Company has provided a valuation allowance against all of its net deferred income tax assets because of its history of net operating losses and the uncertainties regarding future operating profitability and taxable income.

        Beginning January 1, 2009, the Company applied the measurement and disclosure provisions for uncertain tax positions as required by FASB ASC 740-10. This standard requires that computations and deferred income tax provisions only consider tax positions that are more likely than not to be sustained if the tax authority examines the positions. Management believes that all tax positions considered for this purpose meet this "more likely than not" threshold. No adjustment was required to the financial statements upon adoption of this standard. Previous to the adoption of this standard, the Company had accounted for tax positions in accordance with FASB ASC Topic 450, Contingencies.

Net Loss Per Common Share

        Basic net income or loss per common share ("Basic EPS") is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share ("Diluted EPS") is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, and shares issuable upon conversion of preferred stock. If these potential common share equivalents are dilutive, the Company computes Diluted EPS using the treasury stock method.

        Due to the fact that for all periods presented the Company has incurred net losses, weighted average common share equivalents of 34,431,073 and 19,655,423 for the years ended December 31, 2009 and 2008, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive.

Operating Segment

        The Company conducts business within one operating segment. The Company's operations are all related to the research and development of its WBU system. All assets of the business are located in the United States.

Recent Accounting Pronouncements

        In September 2009, the FASB issued Accounting Standards Update ("ASU") 2009-08, Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to FASB ASC Section 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period That Includes Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the implementation of this update to have an impact on its results of operations or financial position.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments—Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of ASU 2009-04 will not have a material impact on the Company's results of operations or financial position.

        In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its results of operations or financial position.

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB ASC Topic 605, Revenue Recognition, and ASU 2009-14, Certain Arrangements That Include Software Elements, which amends FASB ASC Topic 985, Software. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's results of operations or financial position.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

Reclassifications

        Certain reclassifications have been made in the prior years' financial statement presentation to conform to the current year presentation.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

3. MERGER

        On September 21, 2009, TechniScan Utah entered into a Purchase and Sale Agreement with the sole owner of the Company, whereby TechniScan Utah agreed to purchase 3,000,000 shares of common stock held by the Company's sole officer and director prior to the completion of the Merger for $65,000. One of TechniScan Utah's stockholders paid this amount on behalf of TechniScan Utah, and the amount was recorded as a capital contribution. Closing on this purchase and sale occurred on October 9, 2009, immediately prior to the completion of the Merger, and pursuant to the Merger Agreement these 3,000,000 shares were canceled and retired, and no consideration was delivered to TechniScan Utah in exchange therefore.

        On October 9, 2009, the Company completed an acquisition of TechniScan Utah, pursuant to an Agreement and Plan of Merger, dated October 9, 2009, by and among TechniScan Utah, the Company and TechniScan Acquisition, Inc., a Utah corporation and wholly owned subsidiary of TechniScan Utah ("TechniScan Acquisition") and the largest stockholder of the Company (the "Merger Agreement").

        The Merger Agreement provided for the merger of TechniScan Acquisition with and into TechniScan Utah, with TechniScan Utah continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Immediately after completion of the Merger, TechniScan Utah was merged with and into the Company (the "Subsidiary Merger").

        Under the terms of the Merger Agreement, at the closing of the Merger,

  •
  all of the issued and outstanding shares of common stock of TechniScan Utah (other than dissenting shares) were cancelled and each share of common stock of TechniScan Utah was converted into and exchanged for the right to receive one validly issued, fully paid and nonassessable share of common stock in the Company,

  •
  all outstanding options to purchase shares of TechniScan Utah common stock were cancelled and each option was converted into an option to purchase the equivalent number of the Company's common stock, pursuant to the terms of the employee stock option plan of the Company (see Note 10), and

  •
  all of the issued and outstanding shares of common stock of TechniScan Acquisition were converted into and represent the right to receive validly issued, fully paid and nonassessable shares of TechniScan Utah's common stock.

        At the closing of the Merger, the shares of common stock of TechniScan Utah issued and outstanding were converted into and exchanged for the right to receive an aggregate of 76,824,535 shares of common stock of the Company, par value $.001 per share. At the closing of the Merger, all outstanding options to purchase shares of TechniScan Utah's common stock were converted into 12,284,778 options to purchase the equivalent number of the Company's common stock. As a result of the Merger, and immediately following the closing, the former stockholders of TechniScan Utah own approximately 92% of the issued and outstanding common stock of the Company.

        Each holder of a share of common stock of the Company is entitled to one vote per share. The shares of the Company's common stock issued to TechniScan Utah's stockholders as part of the Merger were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares may not be sold or offered for sale except as permitted under Rule 144 or another exception promulgated under the Securities Act. Prior to the Merger, the Company was a publicly traded shell

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

3. MERGER (Continued)

company and as such, shares of the Company's common stock issued to TechniScan Utah's stockholders as part of the Merger are not eligible for resale under the Securities Act without registration, for a period of at least one year following the filing of this report.

        Subsequent to the Merger, the Company continued as the surviving entity and ceased being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

Lock up Agreements

        Effective on the closing date of the Merger, the Company entered into lock up agreements covering 3,000,000 shares of its common stock that are able to be sold without restriction under the Securities Act. Each lock up agreement provides that these shares may not be, directly or indirectly, sold for a period of 180 days following completion of the Merger, provided however, that one-third of the shares issued will be released from the transfer restrictions 60 days after the effective date of the lock up agreement and an additional one-third of the shares issued will be released from the transfer restrictions 120 days after the effective date of the lock up agreement. Also, the Company reserves the right to terminate the transfer restrictions as to all or some of the shares at anytime, at its sole discretion.

4. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Computer equipment and software	$872,756	$259,733
Machinery and equipment	143,037	143,037
Furniture and fixtures	55,286	55,286
Leasehold improvements	3,591	3,591

	1,074,670	461,647
Accumulated depreciation and amortization	(457,528)	(376,039)

	$617,142	$85,608

5. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Liabilities to dissenter stockholders	$271,362	$—
Accrued compensation and benefits	195,811	119,094
Accrued software liability	150,000	—
Other accrued liabilities	53,465	55,762

	$670,638	$174,856

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

        The significant components of the Company's net deferred income tax assets and liabilities are as follows as of December 31, 2009 and 2008:

	2009	2008
Deferred income tax assets:
Net operating loss carry-forwards	$8,694,267	$7,536,339
Research and development tax credit carryforwards	847,526	646,409
Stock-based compensation	267,485	250,453
Inventory reserve	79,316	79,196
Deferred rent	51,970	36,758
Customer deposits	22,380	—
Amortization	36,417	—
Accrued vacation	35,925	36,839
Other	17,693	20,799

Total deferred income tax assets	10,052,979	8,606,793
Less valuation allowance	(10,022,555)	(8,378,671)

Net deferred income tax assets	30,424	228,122

Deferred income tax liabilities:
Depreciation and gain on sale	(30,424)	(228,122)

Total deferred income tax liabilities	(30,424)	(228,122)

	$—	$—

        The difference between the provision (benefit) for income taxes at the U.S. statutory rate and the Company's effective income tax rate are as follows as of December 31, 2009 and 2008:

	2009	2008
Benefit at U.S. federal statutory rate	(34.0)%	(34.0)%
Benefit at state statutory rate	(3.1)%	(3.3)%
Stock-based compensation	1.9%	0.0%
Research and development tax credits	(5.9)%	(2.2)%
Valuation allowance	41.1%	39.5%

Total provision (benefit) for income taxes	0.0%	0.0%

        As of December 31, 2009 and 2008, the Company had federal and state net operating loss carryforwards of approximately $23,309,000 and $20,205,000, respectively. The net operating loss carryforwards will expire beginning in 2020 and continuing through 2029, if not utilized. The Company's research and development tax credit carryforwards will fully expire in 2029, if not utilized.

        Utilization of the net operating losses and research and development tax credits will likely be subject to substantial annual limitations due to the "change of ownership" provisions of the Internal Revenue Code and similar state provisions. The annual limitations may result in the expiration of net operating loss and research and development tax credit carryforwards before utilization.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        Realization of the deferred income tax assets is dependent upon future taxable income, if any, the amount of which is uncertain. Accordingly, the deferred income tax assets have been fully offset by a valuation allowance and deferred income tax liabilities. The valuation allowance increased by approximately $1,644,000 and $1,675,000 during the years ended December 31, 2009 and 2008, respectively. Deferred income tax assets relate primarily to net operating loss and research and development tax credit carryforwards.

        The Company is subject to income taxation in the United States and in the State of Utah. There are no uncertain tax positions requiring disclosure, and there are no unrecognized tax benefits as of January 1, 2009 and December 31, 2009. The Company does not anticipate this to significantly change in the next 12 months.

        The Company is no longer subject to United States or State of Utah income tax examinations for years before 2006. The amount of net operating losses arising from years before 2006 are still subject to examination until expiration.

        The Company classifies interest on tax deficiencies as interest expense, and classifies income tax penalties as part of the income tax provision. No tax-related interest or penalties were incurred during the years ended December 31, 2009 or 2008.

7. COMMITMENTS

        The Company's executive offices are located in Salt Lake City, Utah. The Company leases its facility under an operating lease that expires in May 2018. The operating lease provides for increasing rents over the term of the lease. Total rent expense under the lease is recognized ratably over the term of the lease. The following table presents future minimum lease commitments under non-cancelable operating leases as of December 31, 2009:

Year Ended December 31,
2010	$291,225
2011	297,050
2012	302,991
2013	309,051
2014	314,712
Thereafter	1,124,796

$2,639,825

        Total rent expense under the operating lease was $293,488 and $222,201 for the years ended December 31, 2009 and 2008, respectively.

8. RELATED-PARTY TRANSACTIONS

        During 2009 and 2008, the Company paid $18,162 and $30,642 to a company owned by a member of the Board of Directors for professional services.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

8. RELATED-PARTY TRANSACTIONS (Continued)

        During 2007 and through May 2008, the Company operated from a building leased from a director of the Company. Rent expense to this related party was $50,000 for 2008. In June 2008, the Company moved to new offices (see Note 7).

        TechniScan Utah and Esaote S.p.A. ("Esaote"), an Italian ultrasound equipment manufacturer, which is also a 10% stockholder of the Company, entered into a Series E Stock Purchase Agreement on February 11, 2008 and a Letter of Undertakings on Possible Amendment Agreement, dated October 28, 2008, in connection with TechniScan Utah's offering of Series E Preferred Stock. Pursuant to the Stock Purchase Agreement, Esaote agreed to purchase up to 10,000,000 shares of the Series E Preferred Stock at a price of $0.90 per share and warrants to purchase up to 1,500,000 shares of TechniScan Utah's common stock, at an exercise price of $0.75 per share. Esaote's purchase of Series E Preferred Stock was to take place in three separate closings, and at the initial closing, Esaote purchased 3,333,334 shares of TechniScan Utah Series E Preferred Stock and warrants to purchase 500,000 shares of common stock, for $3,000,000. Of this purchase price, $2,000,000 was paid in cash and $1,000,000 was paid in the form of an account credit under the Original Equipment Manufacturing Agreement and Engineering Support Agreement between TechniScan Utah and Esaote. Pursuant to the Stock Purchase Agreement, Esaote was entitled to certain other benefits, including redemption rights for one year following each closing, as applicable, and a right of first refusal and co-sale. These additional rights were terminated prior to the Merger.

        In connection with a European Market Development Agreement that the Company entered into during October 2008 with Esaote, the Company has delivered two prototype systems and Esaote has paid the Company an aggregate of $500,000. The Company has recorded $120,000 of other research revenues for each of the years ended December 31, 2009 and 2008, in conjunction with the shipment of prototype systems per the terms of a product development agreement. The remaining balance is recorded in customer deposits for the years ended December 31, 2009 and 2008.

        On December 2, 2009, the Company and Esaote entered into a non-binding Manufacturing Letter of Intent dated and effective as of November 12, 2009 ("Letter of Intent"). The Letter of Intent is in regards to a production and supply agreement between Esaote and the Company concerning the manufacturing of the Company's WBU system. The parties do not expect to negotiate the supply agreement until June 2010 at the earliest, and if agreed upon, to execute the agreement on or before October 1, 2010. The Letter of Intent may be terminated by either party at any time, upon 30 business days written notice to the other party.

        On December 2, 2009, Esaote and the Company entered into Supplement Number One to Original Equipment Manufacturing Agreement and Engineering Support Agreement ("Supplement"). Pursuant to the Supplement, Esaote will provide additional components, development services and miscellaneous services to support the further development of the Company's products ("Supplemental Services"). In consideration of the Supplemental Services, Esaote will receive, at Esaote'e election, either (a) additional shares of the Company's common stock in an amount as determined once the Supplemental Services are completed or terminated; or (b) payment in cash in the amount of the Supplemental Services as determined in the Supplement and the Original Equipment Manufacturing Agreement and Engineering Support Agreement (the "Agreement"). Esaote must make its election of either cash or stock sometime in the second quarter of 2010. The Supplemental Services are valued at $1,008,417. The term of the Supplement will continue for the remaining term of the Agreement. The

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

8. RELATED-PARTY TRANSACTIONS (Continued)

term of the Agreement commenced on February 11, 2008 and continues in effect for a period of 24 months, and has automatically been renewed for a further period of 36 months. As of December 31, 2009, Esaote has not provided any Supplemental Services.

        From November 2007 through January 2008, TechniScan Utah issued Convertible Subordinated Promissory Notes ("Subordinated Notes") in the aggregate principal amount of $510,000 to directors and former directors of TechniScan Utah. In February 2008, TechniScan Utah converted the entire principal owed under the Subordinated Notes into 566,669 shares of Series E Preferred Stock at a rate of $0.90 per share.

9. STOCKHOLDERS' DEFICIT

        Effective October 9, 2009, the Company's Board of Directors authorized a 2 for 1 forward stock split and an increase in the number of authorized shares of common stock to 150,000,000. The par value amount, additional paid-in capital, loss per share, and the amounts of shares of common stock outstanding and authorized have been retroactively adjusted for all periods presented in the accompanying financial statements.

Preferred Stock

        During 2009, all shares of preferred stock were converted into shares of common stock. On February 11, 2008, the Articles of Incorporation of the Company were amended to change the number of shares of preferred stock authorized. As of December 31, 2008, there were 8,525,570 shares of Series D Preferred Stock ("Series D") authorized and outstanding. As of December 31, 2008, there were 20,000,000 shares of Series E Preferred Stock ("Series E") authorized and 4,949,175 shares of Series E outstanding, respectively.

Conversion Privileges

        Prior to the Merger, the holders of Series D and Series E had the right to convert their preferred shares, at any time, into shares of common stock of the Company. As of December 31, 2008, the conversion rate was 1 to 1. Each share of Series D and Series E would have been automatically converted into shares of common stock, based upon the current conversion rate, immediately upon the affirmative election of the holders of at least 60 percent of the outstanding shares of preferred stock or at the closing of a fully underwritten public offering under the Securities Act of 1933, as amended, in which the price per share was at least twice the original offering price (adjusted for stock splits and the like) and that resulted in gross proceeds to the Company of at least $10,000,000. The conversion rate of Series E would have decreased if the Company had issued or was deemed to have issued shares of common stock without consideration or for a consideration per share less than the applicable conversion rate then in effect, which was $0.90 as of December 31, 2008.

Common Stock

        As of December 31, 2009 and 2008, the Company had 14,921,542 and 11,455,830 shares, respectively, of its common stock reserved for the exercise of outstanding stock options and warrants. In connection with the Merger, all warrants were converted to common stock of the Company.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' DEFICIT (Continued)

Stock Warrants

        A summary of warrant activity and related information is presented below:

	December 31, 2009		December 31, 2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding—beginning of period	2,565,287	$0.25	3,287,895	$0.05
Granted	1,722,466	0.75	724,000	0.75
Exercised	(4,168,953)	0.46	(1,446,608)	0.05
Canceled	(118,800)	0.05	—	—

Outstanding—end of period	—	—	2,565,287	0.25

Exercisable—end of period	—	—	2,565,287	0.25

10. STOCK-BASED COMPENSATION

Stock Options

        The Company has granted options to employees under the Company's Comprehensive Management Incentive Plan (the "Plan"), which was established in 2001. The Plan was amended in January 2008 to limit the number of options authorized to 18 percent of the total outstanding common and preferred shares. As of December 31, 2009, the number of options authorized was 14,921,542.

        The Board authorized Company management to grant to eligible participants either non-qualified stock options or incentive stock options to purchase shares of common stock. The non-qualified stock options have been granted with an exercise price at 70% of the stock price of the most recent private placement offering, while incentive stock options have been granted with an exercise price equal to the stock price of the most recent private placement offering. Options granted under the Plan vest over periods ranging from six months to four years. The options will expire ten years from the grant date or from three to six months after termination of employment.

        On December 15, 2009, the Company's Board of Directions approved the acceleration of all unvested stock options outstanding as of October 9, 2009, in connection with the Merger. Options to purchase 12,284,778 shares of common stock were subject to the acceleration. No incremental compensation costs resulted from this option modification.

        As of December 31, 2009 and 2008, there was $1,427,128 and $43,979, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $193,566 and $15,483, respectively.

        The Company uses the Black-Scholes option-pricing model to estimate the calculated value of its share-based payments. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2009 and 2008 are set forth in the following table. The expected volatility is based on the volatility of the Dow Jones Small Cap Medical Equipment Index. The Company calculated the historical volatility of that index using the daily closing total returns for that index for a period of time

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION (Continued)

equal to the expected term of the options immediately prior to the grant date. The Company uses historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

	Year Ended December 31,
	2009	2008
Expected volatility	22.67 - 22.80%	20.19 - 20.50%
Expected life, range in years	6.25 - 9	9
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	3.40 - 3.60%	3.46 - 3.95%

        A summary of the status of the Company's stock option plan as of December 31, 2009 and changes during the periods are presented in the table below:

	Years Ended December 31, 2009
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	6,901,278	$0.39
Granted	1,960,000	0.45
Exercised	—	—
Forfeited	(118,000)	0.44

Options outstanding as of December 31, 2008	8,743,278	0.39
Granted	5,980,000	0.38
Exercised	—	—
Forfeited	(338,500)	0.39

Options outstanding as of December 31, 2009	14,384,778	0.39	6.17	$5,221,297

Options exercisable as of December 31, 2009	12,284,778	0.39	5.93	4,433,797

        The following is the stock-based compensation expense recognized in the Company's statements of operations:

			For the Period From January 1, 2002 (inception of development stage) Through December 31, 2009
	Year Ended December 31,
	2009	2008
Selling, general and administrative	$212,984	$3,661	$474,037
Research and development	26,421	14,170	63,630

	$239,405	$17,831	$537,667

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

11. SUBSEQUENT EVENTS

        Subsequent to December 31, 2009, the Company received $750,000 in connection with the issuance of convertible notes. Of this amount, $500,000 was received from members of the Company's Board of Directors. These notes bear interest at 10%, if paid in cash, or 12% if converted to common stock. The notes have 100% warrant coverage to purchase common stock of the Company at the exercise price of $0.67 per share, exercisable for five years from the date of the notes.

        Subsequent events were evaluated through March 19, 2010, the financial statement issuance date.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, by and between TechniScan, Inc., Castillo, Inc., TechniScan Acquisition, Inc., and Emilia Ochoa, dated October 9, 2009
2.2*	Agreement and Plan of Merger by and between Castillo, Inc., a Delaware corporation and Castillo, Inc., a Nevada corporation, dated September 4, 2009
2.3*	Plan of Merger by and among TechniScan, Inc. and TechniScan Acquisition, Inc., dated October 9, 2009
2.4*	Plan of Merger by and among Castillo, Inc. and TechniScan, Inc., dated October 9, 2009
3.1*	Certificate of Incorporation, filed with the Secretary of State of the State of Delaware
3.2*	Bylaws
3.3*	Certificate of Merger of Castillo, Inc., a Nevada corporation with and into Castillo, Inc., a Delaware corporation, filed with the State of Delaware on October 8, 2009
3.4*	Certificate of Ownership and Merger of TechniScan, Inc., with and into Castillo, Inc., filed with the State of Delaware on October 9, 2009
4.1	Specimen Stock Certificate
9.1*	Voting Agreement by and among TechniScan, Inc. and the Series E Preferred Stock holders dated February 11, 2008*****
10.1*
Office Building Lease by and between Shupe Investments, LTD, as landlord, and TechniScan Inc., as tenant, for lease of premises located at 3216 South Highland Drive, Salt Lake City, Utah, dated April 11, 2008*****
10.2*
Lease Agreement by and between 1011 LLC, as landlord, and SafeScan Medical Systems, LLC, as tenant, for lease of premises located at 1011 East Murray-Holladay Road, Salt Lake City Utah, dated September 1, 2003*****
10.3	2001 Employee Stock Option Plan, as amended
10.4**	Employment Offer Letter with Steven K. Passey, dated November 9, 2009
10.5*	Employment Offer Letter with Barry K. Hanover, dated February 4, 2002
10.6*	Form of Confidentiality, Inventions Assignment and Non-Competition Agreement between TechniScan, Inc. and employees of TechniScan, Inc.*****
10.7*	Form of Lock-Up Agreement
10.8*	General Consulting Agreement by and between TechniScan Medical Systems, Inc. and The Anson Group, dated May 1, 2006*****
10.9*	Client Confidentiality & Non-Disclosure Agreement by and between TechniScan Medical Systems, Inc. and The Anson Group, dated May 3, 2006
10.10*	Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote S.p.A., dated February 11, 2008*****
10.11*	Distribution Agreement by and between TechniScan, Inc. and Esaote S.p.A., dated February 11, 2008*****
10.12*	European Market Development Agreement, between Esaote S.p.A., and TechniScan Inc., dated October 28, 2008*****

Exhibit No.	Description
10.13*	Letter of Understandings on Possible Amendment Agreement, between Esaote S.p.A. and TechniScan, Inc., dated October 28, 2009*****
10.14****	Manufacturing Letter of Intent between TechniScan, Inc. and Esaote S.p.A., dated November 12, 2009
10.15	Supplement Number One to Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote, S.p.A., dated November 10, 2009**
10.16*
Amendment and Restatement of The License Agreement Between University of Utah Research Foundation and TechniScan, Inc., Successor-in-Interest to Dr. Steven A. Johnson Dated August 28, 1984, dated January 10, 2002*****
10.17*	Professional Services Agreement, by and between TechniScan, Inc. and PCOF Partners, dated October 9, 2009
16.1***	Letter dated December 7, 2009 from George Stewart, CPA to the Securities and Exchange Commission
31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*
Attached as Exhibit to Company's Form 8-K filed October 9, 2009 and incorporated by reference.

**
Attached as Exhibit to the Company's Form 8-K filed November 4, 2009 and incorporated by reference.

***
Attached as Exhibit to Company's Form 8-K filed December 7, 2009 and incorporated by reference.

****
Attached as Exhibit to Company's Form 8-K filed December 9, 2009 and incorporated by reference.

*****
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.