Form 10-Q
period 2010-03-31
TECHNISCAN
filed 2010-05-04
CIK 1398026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(801) 521-0444

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a small reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of April 30, 2010 was 82,897,454.

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$746,017	$232,706
Debt issuance costs	180,627	—
Prepaid expense	161,559	271,209
Total current assets	1,088,203	503,915

Property and equipment, net	674,413	617,142

Deposits	28,153	28,153

Total assets	$1,790,769	$1,149,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$736,484	$472,367
Accrued liabilities	365,848	670,638
Convertible notes payable, net of discount of $1,850,000	—	—
Embedded derivative liability	978,542	—
Common stock warrant liability	1,270,148	—
Customer deposits	260,000	260,000
Total current liabilities	3,611,022	1,403,005

Deferred rent	141,517	139,330
Other liabilities	250,000	250,000

Total liabilities	4,002,539	1,792,335

Commitments

Stockholders’ deficit:
Common stock, $.001 par value: 150,000,000 shares authorized; 82,897,454 shares outstanding	82,897	82,897
Additional paid-in-capital	24,656,983	24,461,846
Accumulated deficit prior to development stage	(389,393)	(389,393)
Accumulated deficit during development stage	(26,562,257)	(24,798,475)
Total stockholders’ deficit	(2,211,770)	(643,125)

Total liabilities and stockholders’ deficit	$1,790,769	$1,149,210

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Period From January 1, 2002 (inception of development stage) Through March 31,
	2010	2009	2010
Revenues:
Government grant	$88,510	$355,360	$3,133,974
Related-party research	—	—	240,000
Total revenues	88,510	355,360	3,373,974

Operating expenses:
Selling, general and administrative	872,305	289,700	13,835,890
Research and development	451,113	325,696	13,298,870
Direct grant	111,165	215,829	1,986,321
Total operating expenses	1,434,583	831,225	29,121,081

Loss from operations	(1,346,073)	(475,865)	(25,747,107)

Interest income	102	1,021	55,915
Interest expense	(19,121)	(109)	(474,836)
Loss on derivatives	(398,690)	—	(398,690)
Gain on sale of property and equipment	—	—	2,461

Net loss	$(1,763,782)	$(474,953)	$(26,562,257)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	82,897,454	34,841,664

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended		For the Period From January 1, 2002 (inception of development stage) Through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,763,782)	$(474,953)	$(26,562,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,943	10,208	548,890
Impairment of intangible assets	—	—	14,179
Gain on sale of property and equipment	—	—	(2,461)
Non-cash interest expense	—	—	383,610
Issuance of common stock for services	—	—	375,000
Stock-based compensation	195,137	5,698	1,321,238
Loss on derivatives	398,690	—	398,690
Changes in assets and liabilities:
Accounts receivable	—	—	267
Inventory	—	—	61,649
Prepaid expense	109,650	6,230	1,035,287
Accounts payable	264,117	3,524	727,564
Accrued liabilities	(304,790)	(30,483)	26,030
Customer deposits	—	—	260,000
Deferred rent	2,187	18,206	141,517
Other liabilities	—	—	250,000
Net cash used in operating activities	(1,051,848)	(461,570)	(21,020,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	4,000
Purchase of property and equipment	(104,214)	—	(1,121,028)
Net cash used in investing activities	(104,214)	—	(1,117,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	—	(79,292)
Proceeds from exercise of stock options and warrants, and from the issuance of stock, net of issuance costs	—	441,873	18,748,587
Payment of debt issuance costs	(180,627)	—	(180,627)
Proceeds from issuance of convertible notes payable	1,850,000	—	4,250,000
Net cash provided by financing activities	1,669,373	441,873	22,738,668

Net increase (decrease) in cash and cash equivalents	513,311	(19,697)	600,843

Cash and cash equivalents at beginning of period	232,706	269,192	145,174

Cash and cash equivalents at end of period	$746,017	$249,495	$746,017

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Continued)

(unaudited)

	For the Three Months Ended		For the Period From January 1, 2002 (inception of development stage) Through
	March 31, 2010	March 31, 2009	March 31, 2010

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,814	$—	$26,581
Cash paid for income tax	100	100	900
Supplemental Disclosure of Noncash Investing and Financing Activities:
Embedded derivative liability associated with convertible notes payable	$978,542	$—	$978,542
Common stock warrant liability associated with convertible notes payable	1,270,148	—	1,270,148
Common stock issued to stockholders of Castillo, Inc. in connection with the Merger	—	—	6,000
Issuance of common stock for future services	—	—	225,000
Conversion of preferred stock and common stock warrants to common stock	—	—	38,937
Issuance of Series E convertible preferred stock for future services	—	—	1,000,000
Conversion of notes payable, including accrued interest, to preferred stock	—	—	2,611,831

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

TechniScan, Inc. (the “Company”) (formerly known as Castillo, Inc. or “Castillo”) was originally formed as a Nevada corporation on February 2, 2007.  The Company changed its state of incorporation from the state of Nevada to the state of Delaware on October 8, 2009.

On October 9, 2009, TechniScan, Inc. a Utah corporation (“TechniScan Utah”), was first merged into its wholly owned subsidiary, and then immediately merged into TechniScan, Inc. (collectively referred to as the “Merger”). Pursuant to the Merger, the Company succeeded to the business of TechniScan Utah as its sole line of business and changed its name to TechniScan, Inc. Because the owners of TechniScan Utah obtained approximately 92% of the common stock of the Company through the Merger, the Merger has been accounted for as a recapitalization of TechniScan Utah with TechniScan Utah as the acquirer (reverse merger). The historical financial statements prior to the Merger are those of TechniScan Utah.

Description of Business

TechniScan Utah was incorporated in 1984 for the purpose of conducting research on advanced ultrasound imaging and inverse scatter technology. The Company is in the development stage, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 915-10, Development Stage Entities, as it has not generated significant revenues. The development stage began January 1, 2002, when the Company was capitalized for research, development and commercialization of innovative medical imaging products for the detection and diagnosis of breast cancer.

The Company’s commercial focus is the development of an ultrasound-based product known as the Warm Bath Ultrasound (“WBU”) system that is expected to provide radiologists with unique information about the bulk properties of tissue in the breast as well as clear images of the tissue structure.

2.              SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed balance sheet as of December 31, 2009 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company places its cash with one financial institution.  Accounts are secured by the Federal Deposit Insurance Corporation up to $250,000.  At times, balances may exceed federally insured limits.

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the sale of the Company’s convertible notes payable, as well as the issuance of warrants, which are being amortized over the six-month term of the notes (see Note 5).  There has been no amortization expense recorded for the period ended March 31, 2010 as the notes were effectively issued on March 30, 2010.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, in accordance with FASB ASC Subsection 360-10-45, Impairment or Disposal of Long-Lived Assets.

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may sell warrants to purchase its common stock.  In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative asset or liability.

The accounting for derivative instruments is complex.  The Company’s derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur.  For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using both the Black-Scholes option-pricing model and the Binomial option-pricing model. These models require assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility (currently calculated using the Dow Jones Small Cap Medical Equipment Index) corresponding to the expected life of the instrument.

Revenue Recognition

The Company records revenue in accordance with FASB ASC Topic 605, Revenue Recognition. The Company’s revenues are sourced from federal research grants and private and government research contracts. The Company recognizes revenues when products have been delivered or services have been provided and invoiced to the government or other research partners. The FDA has not yet approved the WBU product for commercial sale. Therefore, the Company has not yet generated any revenues from non-research product sales.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosure each quarter.  Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized as follows:

Assets	Level 1	Level 2	Level 3	March 31, 2010
Money market funds	$715,060	$—	$—	$715,060

Total	$715,060	$—	$—	$715,060

Liabilities
Embedded derivative liability	$—	$—	$978,542	$978,542
Common stock warrant	—	—	1,270,148	1,270,148

Total	$—	$—	$2,248,690	$2,248,690

Assets	Level 1	Level 2	Level 3	December 31, 2009
Money market funds	$130,028	$—	$—	$130,028

Total	$130,028	$—	$—	$130,028

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010:

	Fair Value Mearsurments Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative	Warrant Derivative	Total

Beginning balance, December 31, 2009	$—	$—	$—
Total (gains) losses included in earnings	—	—	—
Issuances:
Embedded derivatives issued in conjunction with convertible notes payable	978,542	—	978,542
Warrants issued in conjunction with convertible notes payable	—	1,270,148	1,270,148
Ending balance, March 31, 2010	$978,542	$1,270,148	$2,248,690

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, and shares issuable upon conversion of convertible debt. If these potential common share equivalents are dilutive, the Company computes Diluted EPS using the treasury stock method.

Due to the fact that for all periods presented, the Company has incurred net losses, weighted average common share equivalents of 14,434,569 and 25,342,688 for the three months ended March 31, 2010 and 2009, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive.

Operating Segment

The Company conducts business within one operating segment.  The Company’s operations are all related to the research and development of its WBU system.  All assets of the business are located in the United States.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

3.              GOING CONCERN

Since entering the development stage, Company has not generated revenues in excess of expenses and has been dependent on government grants and equity raised from individual investors to sustain its operations. The WBU system has not yet been approved by the U.S. Food and Drug Administration (“FDA”) for commercial sale. Therefore, the Company has not generated any revenues from non-research product sales. The Company has incurred losses and used cash in operating activities since entering the development stage. As of March 31, 2010, the Company had an accumulated deficit of $26,951,650, negative working capital of $2,522,819 and minimal revenues.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plans to address its liquidity issues include the (1) sale of debt and equity securities, (2) collaboration with third parties to accelerate the introduction of product and services into the market, and (3) continued focus on obtaining approval from the FDA for the Company’s product and services to qualify for commercial sale.

There can be no assurance that the Company’s planned sales of debt and equity securities, its collaborative efforts, or its effort to obtain FDA approval will be successful or that the Company will have the ability to commercialize its imaging system and ultimately attain profitability.

4.              ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Accrued compensation and benefits	$158,646	$195,811
Accrued software liability	150,000	150,000
Accrued interest	11,767	—
Other accrued liabilities	45,435	53,465
Liabilities to dissenter stockholders	—	271,362
	$365,848	$670,638

5.              CONVERTIBLE NOTES PAYABLE AND DERIVATIVES

On March 30, 2010, the Company entered into a Note and Warrant Purchase Agreement with five accredited investors pursuant to which the investors purchased senior secured convertible notes (“Notes”) in the aggregate amount of $1,850,000.  Of this amount $500,000 was received from members of the Company’s Board of Directors.  The Notes are due and payable on September 30, 2010, together with accrued interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of common stock of the Company, in which case the interest is payable on the principal at a rate of 12% per annum. The Company is recording interest at 12%.   At its option, the Company may prepay all of the outstanding principal and accrued interest on the Notes, subject to a prepayment charge of 10% of the principal amount of the Notes.  The Notes are convertible in whole or in part at any time at the option of the holder of the Note into the number of shares equal to the principal amount of the Note and all accrued interest divided by $0.67, subject to customary adjustments as set forth in the Notes for stock splits, stock dividends, etc. In addition, in the event that the Company receives cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and September 30, 2010, the Notes are convertible into shares at the same price and on the same terms as the investors.

In conjunction with the Notes, the Company issued warrants (“Warrants”) to investors to purchase an aggregate of 2,761,192 shares of the Company’s common stock.  The exercise price per share is $0.67, subject to customary adjustments as set forth in the Warrants for stock splits, stock dividends, etc.  The Warrants expire five years from the date of grant.

The Notes and Warrants contain a provision which adjusts the exercise price of the Notes and Warrants if the Company issues or sells common stock or securities convertible into common stock at a price per share, or equivalent price per share lower than $0.67.  The Company assessed the terms of the Notes and Warrants in accordance with ASC Topic 815 — 40, and determined that the underlying terms of the Notes and Warrants are not indexed to the Company’s common stock. Therefore, the conversion option and the warrants are accounted for as an embedded derivative and as a derivative, respectively, and are valued at fair value at the date of issuance and each subsequent interim period.

Pursuant to certain prepayment provisions set forth in the Notes, including the Company’s failure to file a registration statement covering the “resale” of all of the shares issuable upon conversion of the Notes and exercise of the Warrants by May 14, 2010, the investors have the right, at the investors’ option to require the Company to prepay all or a portion of the Notes in cash at a price equal to the greater of (1) 125% of the aggregate principal amount of the Notes plus all accrued and unpaid interest and (2) the aggregate principal amount of the Notes plus all accrued and unpaid interest, divided by the conversion price on the date the investor demands payment, pursuant to this provision or the date the payment is actually made by the Company to the investor pursuant to this provision, whichever is less, multiplied by the daily volume weighted average price of the Company’s common stock on the greater of either of the two dates used to determine the conversion price in connection with a payment pursuant to this provision.  The fair value of the prepayment penalties are included in the embedded derivative liability.

As of March 30, 2010, the fair value of the liabilities were $978,542 and $1,270,148 for the embedded derivatives on the Notes and the derivatives on the Warrants, respectively.  As a result, the Company recorded a discount of $1,850,000 on the convertible notes payable, embedded derivatives of $978,542, a warrant liability of $1,270,148 and an inception loss of $398,690. The fair values of the derivatives as of March 31, 2010 and March 30, 2010 were identical.  The fair values of the derivatives were determined using the following assumptions:

Embedded Derivatives

	March 30,	March 31,
	2010	2010
Expected volatility	16.82%	16.82%
Expected life, range in years	0.5	0.5
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	0.28%	0.28%

Common Stock Warrant Liability

	March 30,	March 31,
	2010	2010
Expected volatility	21.25%	21.25%
Expected life, range in years	5	5
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	2.63%	2.63%

6.              STOCKHOLDERS’ DEFICIT

Stock Options

Under the Company’s Comprehensive Management Incentive Plan (the “Plan”), the number of options authorized is limited to 18 percent of the total outstanding common shares.  As of March 31, 2010, the number of options authorized was 14,921,542.

As of March 31, 2010 there was $1,236,532 of total unrecognized compensation cost with a weighted average vesting period of 1.92 years related to unvested share-based compensation arrangements granted under the Plan.  The total fair value of shares vested during the three months ended March 31, 2010 was $171,466.

A summary of the status of the Company’s stock option as of March 31, 2010 and changes during the period then ended are presented in the table below:

	Three Months Ended March 31, 2010
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	14,384,778	$0.39
Granted	20,000	0.84
Exercised	—	—
Forfeited	(40,000)	0.38
Options outstanding as of March 31, 2010	14,364,778	0.39	4.78	$5,206,297
Options exercisable as of March 31, 2010	12,499,778	0.40	4.61	4,514,422

The Company uses the Black-Scholes option-pricing model to estimate the calculated value of its share-based payments. The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2010 are set forth in the following table. The expected volatility is based on the volatility of the Dow Jones Small Cap Medical Equipment Index. The Company calculated the historical volatility of that index using the daily closing total returns for that index for a period of time equal to the expected term of the options immediately prior to the grant date. The Company uses historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Expected volatility	22.63%
Expected life, range in years	6.25
Expected dividend yield on stock	0.00%
Risk free interest rate range	3.85%

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read together with our financial statements and the notes to the financial statements, which are included in this report.

Our financial statements prior to the Merger are the financials of TechniScan Utah. Pursuant to the Merger, TechniScan Utah’s financial statements became our financial statements.

Overview

We are a development stage company. Our development stage began January 1, 2002 when we were capitalized for the research, development, and commercialization of innovative medical imaging products for the detection and diagnosis of breast cancer. We consider our operations to comprise one business segment.

Our current commercial focus is the development of an ultrasound-based product, the WBU system, that is expected to provide radiologists with information about the bulk properties of tissue in the breast as well as useful images of the tissue structure.

Our technology has been developed through research supported, in part, by federal research grants and private and government research contracts.

From inception through March 31, 2010, we have generated revenues solely from grants and research contracts. The WBU system has not yet been approved by the FDA for commercial sale; therefore, we have not yet generated revenues from non-research product sales. We have incurred losses since we began operating. As of March 31, 2010 and December 31, 2009, we had an accumulated deficit of $26,951,650 and $25,187,868, respectively. To date, we have been dependent on equity raised from individual investors to support our operations, and we will continue to be dependent on debt and equity financing to support our operations until we generate significant revenues from the WBU system. There is substantial doubt about our ability to continue as a going concern, and no adjustments have been reflected in our financial statements that may result from the outcome of this uncertainty.

Recent Developments

On March 30, 2010, we entered into a Note and Warrant Purchase Agreement with five accredited investors pursuant to which the investors purchased senior secured convertible promissory notes in the aggregate principal amount of $1,850,000. Of this amount $500,000 was received from members of our Board of Directors.

The notes are due and payable on September 30, 2010, together with accrued interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of our common stock, in which case interest is payable on the principal at a rate of 12% per annum.  We are recording interest at 12%.  At our option, we may prepay all of the outstanding principal and accrued interest on all of the notes, subject to a prepayment charge of 10% of the principal amount of the notes.  The notes are convertible in whole or in part at any time at the option of the holder of the note into that number of shares equal to the principal amount of the note and all accrued interest divided by $0.67, subject to customary adjustments as set forth in the notes for stock splits, stock dividends, etc.  In addition, in the event that we receive cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and September 30, 2010, the notes are convertible into shares at the same price and on the same terms as the investors.

In conjunction with the notes, we issued warrants to investors to purchase an aggregate of 2,761,192 shares of our common stock.  The exercise price per share is $0.67, subject to customary adjustments as set forth in the warrants for stock splits stock dividends, etc.  The warrants expire five years from the date of the grant.

We also entered into a Registration Rights Agreement with the investors pursuant to which we agreed to file a “resale” registration statement covering all of the shares issuable upon conversion of the notes and exercise of the warrants by May 14, 2010.  Furthermore, in connection with the Note and Warrant Purchase Agreement, we granted the investors a security interest in all of our personal property now owned or hereafter acquired pursuant to a Security Agreement and a Patent, Trademark and Copyright Agreement.

Significant Accounting Policies

Revenues

Since inception, we have generated revenues from federal research grants and private and government research contracts. We recognize revenues when services have been provided and invoiced to the federal government or other research partners.

During the three months ended March 31, 2010 and 2009, we recognized revenues in connection with federal grants from the Department of Health and Human Services for cancer treatment research.  In March 2009, a second no-cost extension was applied for and received on our Ultrasound Quantitative Backscatter and Inverse Scattering (“QUB”) grant as well as on our Thermoacoustic and Inverse Scattering Breast Cancer Scanner (“Thermoacoustic”) grant extending the period on both grants to March 28, 2010 and March 31, 2010 respectively. The QUB Grant was completed by March 31, 2010.  In March 2010, we applied for and received a third no-cost extension on the Thermoacoustic Grant extending the period to March 31, 2011.

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

Income Taxes

We have significant deferred income tax assets resulting primarily from net operating loss carryforwards and research and development tax credit carryforwards. These deferred income tax assets may reduce taxable income in future periods, if any. A valuation allowance is required when it is more likely than not that all or a portion of the deferred income tax assets will not be realized. We have recorded a valuation allowance against the deferred income tax assets that are not offset by deferred income tax liabilities because there is significant uncertainty as to our ability to generate sufficient profits to realize these deferred income tax assets.

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

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of raw materials and work in process. As appropriate, provisions are made to reduce inventory to its net realizable value. The cost of inventory that potentially may not sell prior to expiration or is deemed to have no commercial value has been written-off when identified. Net inventory has been valued at zero as of March 31, 2010 and December 31, 2009.

Patent Costs

Since entering the development stage, legal costs incurred to register and defend patents have been expensed as incurred due to the uncertainty surrounding future cash flows and future benefits to be realized from those patents.

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell warrants to purchase our common stock.  In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative asset or liability.

The accounting for derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur.  For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, we determine the fair values of these instruments using the Black-Scholes option-pricing model and the Binomial option-pricing model.  These models require assumptions related to the expected term of the instrument and risk-free rates of return, our current common stock price, expected dividend yield and the expected volatility (currently calculated using the Dow Jones Small Cap Medical Equipment Index) corresponding to the expected life of the instrument.

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

Stock-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option’s calculated value instead of the fair value as calculated by the Black-Scholes option-pricing model. All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on the calculated value at the date of grant instead of the fair value because it has not been practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. We anticipate calculating the fair value of stock options instead of the calculated value when sufficient stock trading history to estimate volatility is available, which is anticipated to occur during the year ending December 31, 2010.

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

Results of Operations

For the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues

	For the Three Months Ended March 31,
	2010	2009	% Change
Government grant	$88,510	$355,360	-75%

Government grant revenues decreased $266,850, or 75% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease in revenues is the result of decreased expenditures incurred on the second phase of our Inverse Scatter Breast Scan (“SBIR”) grant, as well as decreased expenditures on the QUB grant and the Thermoacoustic grant. All of the current grants are nearing the end of the awarded amount and the proposed scope of the work. Grant revenues are expected to decline with the primary emphasis shifting to the subcontract work of completing the clinical studies under our largest Small Business Innovative Research Award.

Operating Expenses

	For the Three Months Ended March 31,
	2010	2009	% Change
Operating Expenses
Selling, general and administrative	$872,305	$289,700	201%
Research and development	451,113	325,696	39%
Direct grant	111,165	215,829	-48%

Selling, general and administrative expenses increased $582,605, or 201%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This increase was primarily due to the following:

•                  stock-based compensation of $188,963 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

•                  professional fees of $154,660 for legal and accounting services;

•                  marketing expenses of $128,700 primarily due to costs associated with public relations;

•                  travel and related costs of $28,566;

•                  board of director fees of $25,000;

•                  compensation and related costs of $23,093 primarily due to the Company previously reducing employees wages for the three months ended March 31, 2009; and

•                  other selling, general and administrative expenses of $33,623.

Research and development expense increased $125,417, or 39%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This increase was primarily due to the following:

•                  Compensation and related costs of $83,684 primarily due to the Company previously reducing wages during the three months ended March 31, 2009;

•                  Depreciation expense of $29,387 and

•                  Other research and development expenses of $12,346.

Direct grant expense decreased $104,664, or 48% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This decrease is primarily the result of decreased expenditures on the SBIR grant, as well as expenditures incurred in connection with the QUB and Thermoacoustic grants.

Other Income and Expenses

	For the Three Months Ended March 31,
	2010	2009	% Change
Other income and expenses
Interest income	$102	$1,021	-90%
Interest expense	(19,121)	(109)	17,442%
Loss on derivatives	(398,690)	—	N/A

Interest income decreased $919, or 90% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily as the result of lower interest-bearing cash and cash equivalent balances during the three months ended March 31, 2010.

Interest expense increased as a result of interest that was paid to the dissenter stockholders during March 2010 as well as interest expense being incurred on the convertible notes payable.

Loss on derivatives increased as a result of the valuation of our derivative financial instruments associated with our convertible notes payable issued during the three months ended March 31, 2010, as detailed in the notes to the financial statements.

Results of Operations for the Development Stage

Since the inception of our development stage (January 1, 2002) through March 31, 2010, we have generated $3,133,974 of revenues from government grants and have experienced cumulative net losses of $26,562,257. Selling, general and administrative expenses were $13,835,890, research and development expenses were $13,298,870, and direct grant expenses were $1,986,321 for the development stage period. All research and development costs are expensed as they are incurred, which include, but are not limited to, personnel, prototype materials, lab supplies, consulting and research-related overhead.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2010	2009	% Change

Net cash used in operating activities	$(1,051,848)	$(461,570)	128%
Net cash used in investing activities	(104,214)	—	N/A
Net cash provided by financing activities	1,669,373	441,873	278%

Operating Activities

We used cash in operating activities of $1,051,848 for the three months ended March 31, 2010, as compared to using $461,570 for the three months ended March 31, 2009. We continue to use significant amounts of cash as we move our product development efforts forward. We have used cash in operating activities of $21,020,797 from the inception of the development stage (January 1, 2002) through March 31, 2010.

Investing Activities

We used cash from investing activities of $104,214 for the three months ended March 31, 2010, for the purchase of equipment. In comparison, we had no cash from investing activities for the three months ended March 31, 2009. We have used cash in investing activities of $1,117,028 from the inception of the development stage (January 1, 2002) through March 31, 2010.

Financing Activities

We generated cash from financing activities of $1,669,373 for the three months ended March 31, 2010, as compared to $441,873 for the three months ended March 31, 2009, primarily from the issuance of convertible notes, net of discounts. We have generated cash from financing activities of $22,738,668 from the inception of the development stage (January 1, 2002) through March 31, 2010. We expect to continue to seek additional funding to meet our working capital requirements through collaborative arrangements and securities, research grants, and/or bank borrowings. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all.

Our future capital requirements will depend on many factors, including cash flows from operating activities, technology developments, and our ability to develop and successfully market the WBU system and other new products. We expect that we will need to raise additional capital, through other equity offerings or debt financings to satisfy our anticipated operations, expenses and capital requirements for the next twelve months or longer. Because of our accumulated deficit, rate of cash used in operating activities, negative working capital, minimal revenues, and other factors, substantial doubt exists about our ability to continue as a going concern.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our condensed financial statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

i)                                        Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

ii)                                    Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, or our common stock, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 22, 2010.

ITEM 5.  EXHIBITS

Exhibit	Identification of Exhibit
3.1	Certificate of Incorporation, filed with the Secretary of State of the State of Delaware	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2009
3.2	Bylaws	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2009
4.1	The Convertible Note	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
4.2	Warrant	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.1	Note and Warrant Purchase Agreement	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.2	Registration Rights Agreement	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.3	Security Agreement	Incorporated by reference to our Form 10-K filed with the SEC on April 5, 2010
10.4	Patent Security Agreement	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.5	Indemnification Agreement	Incorporated by reference to our Form 8-K filed with the SEC on March 25, 2010
31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, in Salt Lake City, State of Utah, on May 4, 2010.

TECHNISCAN, INC.
(Registrant)

By:	/s/ DAVID C. ROBINSON
David C. Robinson
Chief Executive Officer
(principal executive officer)

By:	/s/ STEVEN K. PASSEY
Steven K. Passey
Chief Financial Officer
(principal financial and accounting officer)