Form 10-Q/A
period 2010-03-31
TECHNISCAN
filed 2010-07-29
CIK 1398026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 27, 2010 was 20,724,446.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2010 as filed with the Securities and Exchange Commission on May 4, 2010 (the “Original Filing”).

We are filing this Amendment No.1 to:

* Restate the interim financial statements as of March 31, 2010 and for the three months then ended to reflect adjustments to expenses, liabilities and additional paid-in capital as set out in Note 1 - Organization and Description OF BUSINESS – Restatement of Interim Financial Statements.

* Amend Item 7. Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations, to modify management’s discussion to reflect changes to the financial statements.

* Modify the Company’s disclosure in Item 4, Controls and Procedures.

Updated Certifications under Sections 302 and 906 of the Sarbanes-Oxley Act 2002 are also included in this Amendment.

Except as stated above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update the disclosures in the Original Filing in any way.

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2010 (as restated)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$746,017	$232,706
Debt issuance costs	180,627	—
Prepaid expenses	161,559	271,209
Total current assets	1,088,203	503,915

Property and equipment, net	674,413	617,142

Deposits	28,153	28,153

Total assets	$1,790,769	$1,149,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$736,484	$472,367
Accrued liabilities	365,848	670,638
Convertible notes payable, net of discount of $1,850,000	—	—
Embedded derivative liability	1,016,897	—
Common stock warrant liability	2,001,864	—
Related-party customer deposits	260,000	260,000
Total current liabilities	4,381,093	1,403,005

Deferred rent	141,517	139,330
Accrued software license fees	250,000	250,000

Total liabilities	4,772,610	1,792,335

Commitments

Stockholders’ deficit:
Common stock, $.001 par value: 150,000,000 shares authorized; 20,724,446 shares outstanding	20,724	20,724
Additional paid-in-capital	24,766,355	24,524,019
Accumulated deficit prior to development stage	(389,393)	(389,393)
Accumulated deficit during development stage	(27,379,527)	(24,798,475)
Total stockholders’ deficit	(2,981,841)	(643,125)

Total liabilities and stockholders’ deficit	$1,790,769	$1,149,210

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Period From January 1, 2002 (inception of development stage) Through March 31,
	2010		2010
	(as restated)	2009	(as restated)

Revenues:
Government grant	$88,510	$355,360	$3,133,974
Related-party research	—	—	240,000
Total revenues	88,510	355,360	3,373,974

Operating expenses:
Selling, general and administrative	919,504	289,700	13,883,089
Research and development	451,113	325,696	13,298,870
Direct grant	111,165	215,829	1,986,321
Total operating expenses	1,481,782	831,225	29,168,280

Loss from operations	(1,393,272)	(475,865)	(25,794,306)

Interest income	102	1,021	55,915
Interest expense	(19,121)	(109)	(474,836)
Loss on derivatives	(1,168,761)	—	(1,168,761)
Gain on sale of property and equipment	—	—	2,461

Net loss	$(2,581,052)	$(474,953)	$(27,379,527)

Net loss per common share - basic and diluted	$(0.12)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	20,724,446	8,710,416

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended		For the Period From January 1, 2002 (inception of development stage) Through
	March 31, 2010 (as restated)	March 31, 2009	March 31, 2010 (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,581,052)	$(474,953)	$(27,379,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,943	10,208	548,890
Impairment of intangible assets	—	—	14,179
Gain on sale of property and equipment	—	—	(2,461)
Non-cash interest expense	—	—	383,610
Issuance of common stock for services	—	—	375,000
Stock-based compensation	242,336	5,698	1,368,437
Loss on derivatives	1,168,761	—	1,168,761
Changes in assets and liabilities:
Accounts receivable	—	—	267
Inventory	—	—	61,649
Prepaid expenses	109,650	6,230	1,035,287
Accounts payable	264,117	3,524	727,564
Accrued liabilities	(304,790)	(30,483)	26,030
Related-party customer deposits	—	—	260,000
Deferred rent	2,187	18,206	141,517
Other liabilities	—	—	250,000
Net cash used in operating activities	(1,051,848)	(461,570)	(21,020,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	4,000
Purchase of property and equipment	(104,214)	—	(1,121,028)
Net cash used in investing activities	(104,214)	—	(1,117,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	—	(79,292)
Proceeds from exercise of stock options and warrants, and from the issuance of stock, net of issuance costs	—	441,873	18,748,587
Payment of debt issuance costs	(180,627)	—	(180,627)
Proceeds from issuance of convertible notes payable	1,850,000	—	4,250,000
Net cash provided by financing activities	1,669,373	441,873	22,738,668

Net increase (decrease) in cash and cash equivalents	513,311	(19,697)	600,843

Cash and cash equivalents at beginning of period	232,706	269,192	145,174

Cash and cash equivalents at end of period	$746,017	$249,495	$746,017

See accompanying notes to the condensed financial statements.

TECHNISCAN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Continued)

(unaudited)

	For the Three Months Ended		For the Period From January 1, 2002 (inception of development stage) Through
	March 31, 2010 (as restated)	March 31, 2009	March 31, 2010 (as restated)

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,814	$—	$26,581
Cash paid for income taxes	100	100	900
Supplemental Disclosure of Noncash Investing and Financing Activities:
Embedded derivative liability associated with convertible notes payable	$1,016,897	$—	$1,016,897
Common stock warrant liability associated with convertible notes payable	2,001,864	—	2,001,864
Common stock issued to stockholders of Castillo, Inc. in connection with the Merger	—	—	6,000
Issuance of common stock for future services	—	—	225,000
Conversion of preferred stock and common stock warrants to common stock	—	—	38,937
Issuance of Series E convertible preferred stock for future services	—	—	1,000,000
Conversion of notes payable, including accrued interest, to preferred stock	—	—	2,611,831

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

On October 9, 2009, TechniScan Acquisition, Inc., a Utah corporation and wholly owned subsidiary of the Company, was merged with and into TechniScan, Inc., a Utah corporation (‘‘TechniScan Utah’’). TechniScan Utah was then immediately merged into the Company (collectively referred to as the ‘‘Merger’’). Pursuant to the Merger, the Company succeeded to the business of TechniScan Utah as its sole line of business and changed its name to TechniScan, Inc. The Merger has been accounted for as a recapitalization of TechniScan Utah and the historical financial statements prior to the Merger are those of TechniScan Utah.

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

Restatement of Interim Financial Statements

The net loss for the three months ended March 31, 2010 was originally reported as $1,763,782, while the restated net loss is reported as $2,581,052.  The increase of $817,270 includes $47,199 in stock-based compensation and $770,071 of additional costs associated with the fair value calculation of the Company’s derivative liabilities.  The restatement of the March 31, 2010 balance sheet resulted in an increase in embedded derivative of $38,355, an increase in common stock warrant liability of $731,716 and an increase in additional paid-in capital of $47,199.  The increase was a result of the Company changing the expected volatility assumption in the Black-Scholes option-pricing model for both stock-based compensation and derivative liabilities from the Dow-Jones Small Cap Medical Equipment Index to the volatility of public companies that are as similar as possible to the Company’s industry, size, financial leverage and stage of life cycle.

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

Debt Issuance Costs

Debt issuance costs include costs incurred in connection with the sale of the Company’s convertible notes payable, as well as the issuance of warrants, which are being amortized over the six-month term of the notes (see Note 6).  There has been no amortization expense recorded for the period ended March 31, 2010 as the notes were effectively issued on March 30, 2010.

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

The accounting for derivative instruments is complex.  The Company’s derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur.  For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using both the Black-Scholes option-pricing model and the Binomial option-pricing model. These models require assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Revenue Recognition

The Company’s revenues are sourced from federal research grants and private and government research contracts. Revenue is recognized when the following criteria are met: (i) a contractual agreement exists; (ii) products have been delivered or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.  Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that we will comply with the terms of the grant.

Direct Grant Expenses

Direct grant expenses consist of costs incurred directly related to performance on the government grants.  These expenses consist primarily of payroll, travel and direct material expenses. These expenses are charged to direct grant expense as incurred.  Because (1) the Company is incurring the expenses regardless of whether or not a government grant is obtained, (2) the Company is the primary obligor, (3) the Company has reasonable latitude in establishing the grant amount, (4) the Company performs the services, (5) the Company has discretion in supplier selection, and (6) the Company determines the specifications of the research, the direct grant expenses are presented gross of government grant revenues.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosure each quarter.  Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized as follows:

Assets	Level 1	Level 2	Level 3	March 31, 2010
Money market funds	$715,060	$—	$—	$715,060

Total	$715,060	$—	$—	$715,060

Liabilities
Embedded derivative liability	$—	$—	$1,016,897	$1,016,897
Common stock warrant	—	—	2,001,864	2,001,864

Total	$—	$—	$3,018,761	$3,018,761

Assets	Level 1	Level 2	Level 3	December 31, 2009
Money market funds	$130,028	$—	$—	$130,028

Total	$130,028	$—	$—	$130,028

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010:

	Fair Value Mearsurments Using
	Significant Unobservable Inputs
	(Level 3)
	Embedded Derivative	Warrant Derivative	Total

Beginning balance, December 31, 2009	$—	$—	$—
Total (gains) losses included in earnings	—	—	—
Issuances:
Embedded derivatives issued in conjunction with convertible notes payable	1,016,897	—	1,016,897
Warrants issued in conjunction with convertible notes payable	—	2,001,864	2,001,864
Ending balance, March 31, 2010	$1,016,897	$2,001,864	$3,018,761

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

Due to the fact that for all periods presented, the Company has incurred net losses, weighted average common share equivalents of 3,608,643 and 6,335,674 for the three months ended March 31, 2010 and 2009, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive.

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

3.              GOING CONCERN

Since entering the development stage, Company has not generated revenues in excess of expenses and has been dependent on government grants and equity raised from individual investors to sustain its operations. The WBU system has not yet been approved by the U.S. Food and Drug Administration (“FDA”) for commercial sale. Therefore, the Company has not generated any revenues from non-research product sales. The Company has incurred losses and used cash in operating activities since entering the development stage. As of March 31, 2010, the Company had an accumulated deficit of $27,768,920, negative working capital of $3,292,890 and minimal revenues.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.              PREPAID EXPENSES

Prepaid expenses as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Deferred offering costs	$112,068	$42,568
Prepaid professional services	37,500	150,000
Prepaid payroll expense	—	59,709
Other	11,991	18,932
	$161,559	$271,209

5.              ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Accrued compensation and benefits	$158,646	$195,811
Accrued software license fees	150,000	150,000
Accrued interest	11,767	—
Other accrued liabilities	45,435	53,465
Liabilities to dissenter stockholders	—	271,362
	$365,848	$670,638

6.              CONVERTIBLE NOTES PAYABLE AND DERIVATIVES

On March 30, 2010, the Company entered into a Note and Warrant Purchase Agreement with five accredited investors pursuant to which the investors purchased senior secured convertible notes (“Notes”) in the aggregate amount of $1,850,000.  Of this amount $500,000 was received from members of the Company’s Board of Directors.  The Notes are due and payable on September 30, 2010, together with accrued interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of common stock of the Company, in which case the interest is payable on the principal at a rate of 12% per annum. The Company is recording interest at 12%.   At its option, the Company may prepay all of the outstanding principal and accrued interest on the Notes, subject to a prepayment charge of 10% of the principal amount of the Notes.  The Notes are convertible in whole or in part at any time at the option of the holder of the Note into the number of shares equal to the principal amount of the Note and all accrued interest divided by $2.68, subject to customary adjustments as set forth in the Notes for stock splits, stock dividends, etc. In addition, in the event that the Company receives cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and September 30, 2010, the Notes are convertible into shares at the same price and on the same terms as the investors.

In conjunction with the Notes, the Company issued warrants (“Warrants”) to investors to purchase an aggregate of 690,301 shares of the Company’s common stock.  The exercise price per share is $2.68, subject to customary adjustments as set forth in the Warrants for stock splits, stock dividends, etc.  The Warrants expire five years from the date of grant.

The Notes and Warrants contain a provision which adjusts the exercise price of the Notes and Warrants if the Company issues or sells common stock or securities convertible into common stock at a price per share, or equivalent price per share lower than $2.68.  The Company assessed the terms of the Notes and Warrants in accordance with ASC Topic 815 - 40, and determined that the underlying terms of the Notes and Warrants are not indexed to the Company’s common stock. Therefore, the conversion option and the warrants are accounted for as an embedded derivative and as a derivative, respectively, and are valued at fair value at the date of issuance and each subsequent interim period.

Pursuant to certain prepayment provisions set forth in the Notes, including the Company’s failure to file a registration statement covering the “resale” of all of the shares issuable upon conversion of the Notes and exercise of the Warrants by May 30, 2010, the investors have the right, at the investors’ option to require the Company to prepay all or a portion of the Notes in cash at a price equal to the greater of (1) 125% of the aggregate principal amount of the Notes plus all accrued and unpaid interest and (2) the aggregate principal amount of the Notes plus all accrued and unpaid interest, divided by the conversion price on the date the investor demands payment, pursuant to this provision or the date the payment is actually made by the Company to the investor pursuant to this provision, whichever is less, multiplied by the daily volume weighted average price of the Company’s common stock on the greater of either of the two dates used to determine the conversion price in connection with a payment pursuant to this provision.  The prepayment provisions are embedded derivates and the fair value of the prepayment penalties are included in the embedded derivative liability.

As of March 30, 2010, the fair value of the liabilities were $1,016,897 and $2,001,864 for the embedded derivatives on the Notes and the derivatives on the Warrants, respectively.  As a result, the Company recorded a discount of $1,850,000 on the convertible notes payable, embedded derivatives of $1,016,897, a warrant liability of $2,001,864 and an inception loss of $1,168,761. The fair values of the derivatives as of March 31, 2010 and March 30, 2010 were identical.  The fair values of the derivatives were determined using the following assumptions:

Embedded Derivatives

	March 30,	March 31,
	2010	2010
Expected volatility	46.10%	46.10%
Expected life, range in years	0.5	0.5
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	0.28%	0.28%

Common Stock Warrant Liability

	March 30,	March 31,
	2010	2010
Expected volatility	69.00%	69.00%
Expected life, range in years	5	5
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	2.63%	2.63%

7.              STOCKHOLDERS’ DEFICIT

Retroactive Presentation for Reverse Common Stock Split

Effective June 28, 2010, the Company implemented a 1-for-4 reverse stock split of its issued and outstanding common stock.  All common share and per share information in the accompanying condensed financial statements have been retroactively restated to reflect the reverse common stock split.

Stock Options

Under the Company’s Comprehensive Management Incentive Plan (the “Plan”), the number of options authorized is limited to 18 percent of the total outstanding common shares.  As of March 31, 2010, the number of options authorized was 3,730,400.

As of March 31, 2010, there was $1,236,532 of total unrecognized compensation cost with a weighted average vesting period of 1.92 years related to unvested share-based compensation arrangements granted under the Plan.  The total fair value of shares vested during the three months ended March 31, 2010 was $171,466.

A summary of the status of the Company’s stock options as of March 31, 2010 and changes during the period then ended are presented in the table below:

	Three Months Ended March 31, 2010
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	3,596,195	$1.55
Granted	5,000	3.36
Exercised	—	—
Forfeited	(10,000)	1.50
Options outstanding as of March 31, 2010	3,591,195	1.55	4.78	$8,792,494
Options exercisable as of March 31, 2010	3,124,945	1.56	4.61	7,639,369

A summary of the Company’s non-vested options for the period ended March 31, 2010 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2009	525,000	$3.34
Granted	5,000	1.08
Vested	(63,750)	(3.20)
Forfeited	—	—
Nonvested as of March 31, 2010	466,250	3.34

The Company uses the Black-Scholes option-pricing model to estimate the value of its share-based payments. The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2010 are set forth in the following table. The expected volatility is based on the volatility of public companies that are similar to the Company’s industry, size, financial leverage and stage of life cycle.  . The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the options immediately prior to the grant date. The Company uses historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.  The fair value of common stock is based on closing stock quotes for the Company’s common stock.

Expected volatility	91.04%
Expected life, range in years	6.25
Expected dividend yield on stock	0.00%
Risk free interest rate range	3.85%
Fair value of common stock	$ 3.36

8. SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company received $700,000 in connection with the issuance of Notes.  Of this amount $100,000 was received from a member of the Company’s Board of Directors.

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

From inception through March 31, 2010, we have generated revenues solely from grants and research contracts. The WBU system has not yet been approved by the FDA for commercial sale; therefore, we have not yet generated revenues from non-research product sales. We have incurred losses since we began operating. As of March 31, 2010 and December 31, 2009, we had an accumulated deficit of $27,768,920 and $25,187,868, respectively. To date, we have been dependent on debt and equity funding to support our operations, and we will continue to be dependent on similar financing to support our operations until we generate significant revenues from the WBU system. There is substantial doubt about our ability to continue as a going concern, and no adjustments have been reflected in our financial statements that may result from the outcome of this uncertainty.

Recent Developments

Reverse Common Stock Split

Effective June 28, 2010, we implemented a 1-for-4 reverse stock split of our issued and outstanding common stock pursuant to an amendment to our Certificate of Incorporation. Our 82,897,454 issued and outstanding shares of common stock were reduced to 20,724,446 shares. The total number of shares of common stock we are authorized to issue was not proportionally reduced, however, and remains 150,000,000. The reverse common stock split was unanimously approved by our Board on June 2, 2010 and by holders of a majority of our issued and outstanding common stock, present in person or by proxy, at a special meeting of our stockholders on June 18, 2010. All share and per share amounts in this Form 10-Q/A reflect the 1-for-4 reverse common stock split.

Senior Secured Convertible Promissory Notes

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

In conjunction with the notes, we issued warrants to investors to purchase an aggregate of 951,499 shares of our common stock.  The exercise price per share is $2.68, subject to customary adjustments as set forth in the warrants for a decrease in stock price below $2.68, stock splits, stock dividends, etc.  The warrants expire five years from the date of the grant.

We also entered into a Registration Rights Agreement with the investors pursuant to which we agreed to file a “resale” registration statement covering all of the shares issuable upon conversion of the notes and exercise of the warrants by May 14, 2010, which was subsequently extended to May 31, 2010.  Furthermore, in connection with the Note and Warrant Purchase Agreement, we granted the investors a security interest in all of our personal property now owned or hereafter acquired pursuant to a Security Agreement and a Patent, Trademark and Copyright Agreement.

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

Operating Expenses

We classify our operating expenses between selling, general and administrative expenses, research and development expenses  and direct grant expenses..

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

The accounting for derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur.  For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, we determine the fair values of these instruments using the Black-Scholes option-pricing model and the Binomial option-pricing model.  These models require assumptions related to the expected term of the instrument and risk-free rates of return, our current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Revenue Recognition

Our revenues are sourced from federal research grants and private and government research contracts. Revenue is recognized when the following criteria are met: (i) a contractual agreement exists; (ii) products have been delivered or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.  Government grant revenue is recognized during the period qualifying expenses are incurred for the research that is performed as set forth under the terms of the grant award agreements, and when there is reasonable assurance that we will comply with the terms of the grant.

Patent Costs

Since entering the development stage, legal costs incurred to register and defend patents have been expensed as incurred due to the uncertainty surrounding future cash flows and future benefits to be realized from those patents.

Stock-based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option’s value as calculated by the Black-Scholes option-pricing model. Prior to the Merger, stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on the calculated value at the date of grant instead of the fair value because it has not been practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. Subsequent to the Merger, we anticipate calculate the fair value of stock options instead of the calculated value using the volatility of comparable companies when sufficient stock trading history to estimate volatility is available, which is anticipated to occur during the year ending December 31, 2010.

We use the Black-Scholes option-pricing model to estimate the value of our share-based payments. Prior to the Merger, the fair value of common stock is based on the cash paid by unrelated investors for the Company’s stock.  Subsequent to the recapitalization, the fair value of common stock is based on closing stock quotes for the Company’s common stock.  Prior to the Merger, the expected volatility was based on the volatility of the Dow Jones Small Cap Medical Equipment Index. Subsequent to the Merger, the expected volatility is based on the volatility of public companies that are similar to the Company’s industry, size, financial leverage and stage of life cycle.  We calculated expected volatility using the daily closing total returns for these similar companies for a period of time equal to the expected term of the options immediately prior to the grant date. We use historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the United States treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Results of Operations

For the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues

	For the Three Months Ended March 31,
	2010	2009	% Change
Government grant	$88,510	$355,360	-75%

Government grant revenues decreased $266,850, or 75%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease in revenues is the result of decreased expenditures incurred on the second phase of our Inverse Scatter Breast Scan (“SBIR”) grant, as well as decreased expenditures on the QUB grant and the Thermoacoustic grant. All of the current grants are nearing the end of the awarded amount and the proposed scope of the work. Grant revenues are expected to decline with the primary emphasis shifting to the subcontract work of completing the clinical studies under our largest Small Business Innovative Research Award.

Operating Expenses

	For the Three Months Ended March 31,
	2010	2009	% Change
Operating Expenses
Selling, general and administrative	$919,504	$289,700	217%
Research and development	451,113	325,696	39%
Direct grant	111,165	215,829	-48%

Selling, general and administrative expenses increased $629,804, or 217%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This increase was primarily due to the following:

•      stock-based compensation of $236,162 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

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

Direct grant expense decreased $104,664, or 48%, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  This decrease is primarily the result of decreased expenditures on the SBIR grant, as well as expenditures incurred in connection with the QUB and Thermoacoustic grants.

Other Income and Expenses

	For the Three Months Ended March 31,
	2010	2009	% Change
Other income and expenses
Interest income	$102	$1,021	-90%
Interest expense	(19,121)	(109)	17,442%
Loss on derivatives	(1,168,761)	—	N/A

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

Results of Operations for the Development Stage

Since the inception of our development stage (January 1, 2002) through March 31, 2010, we have generated $3,133,974 of revenues from government grants and have experienced cumulative net losses of $27,379,527. Selling, general and administrative expenses were $13,883,089, research and development expenses were $13,298,870, and direct grant expenses were $1,986,321 for the development stage period. All research and development costs are expensed as they are incurred, which include, but are not limited to, personnel, prototype materials, lab supplies, consulting and research-related overhead.

Liquidity and Capital Resources/Plan of Operations for the Next 12 Months

	For the Three Months Ended March 31,
	2010	2009	% Change

Net cash used in operating activities	$(1,051,848)	$(461,570)	128%
Net cash used in investing activities	(104,214)	—	N/A
Net cash provided by financing activities	1,669,373	441,873	278%

During the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and equity raised from individual investors to sustain our operations. Our WBU system has not been approved by the FDA for commercial sale. Therefore, we have not generated revenues from non-research product sales. We have incurred losses and used cash in operating activities since inception. As of March 31, 2010, we had an accumulated deficit of $27,768,920 and negative working capital of $3,292,890. We have had minimal revenues since inception. Until (1) our WBU system is approved by the FDA for commercial sale, (2) we realize income from operations, and (3) we generate cash from operating activities, we expect our short and long-term liquidity issues and uncertainties to remain.

We plan to address our liquidity issues through the sale of equity securities, collaboration with third parties to accelerate the introduction of product and services into the market, and continued focus on obtaining approval from the FDA for our product and services to qualify for commercial sale. We have implemented cost reductions with the implementation of 20% reductions in salary beginning June 1, 2010 to assist in decreasing our cash needs.

Operating Activities

We used cash in operating activities of $1,051,848 for the three months ended March 31, 2010, as compared to using $461,570 for the three months ended March 31, 2009. We continue to use significant amounts of cash as we move our product development efforts forward. The main underlying driver of cash used in operating activities is our net loss, which fluctuates based on changes in our revenues and expenses as described in the above Results of Operations. Until our WBU system is approved by the FDA for commercial sale and we realize income from operations, we expect to continue using cash in operating activities in amounts that fluctuate from period to period based in large part on the level of expenses incurred compared to revenues generated. We have used cash in operating activities of $21,020,797 from the inception of the development stage (January 1, 2002) through March 31, 2010.

Investing Activities

We used cash from investing activities of $104,214 for the three months ended March 31, 2010, for the purchase of equipment. In comparison, we had no cash from investing activities for the three months ended March 31, 2009. We have used cash in investing activities of $1,117,028 from the inception of the development stage (January 1, 2002) through March 31, 2010.

Financing Activities

We generated cash from financing activities of $1,669,373 for the three months ended March 31, 2010, as compared to $441,873 for the three months ended March 31, 2009, primarily from the issuance of convertible notes, net of discounts. We have generated cash from financing activities of $22,738,668 from the inception of the development stage (January 1, 2002) through March 31, 2010. We expect to continue to seek additional funding to meet our working capital requirements through the issuance of debt and the sale of our equity securities. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (Revised)

We maintain disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A (March 31, 2010), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

After giving effect to the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure the Company’s financial statements were prepared in accordance with U.S. generally accepted accounting principles. After giving effect to the restatement referred to below, and subject to the statements below regarding our inability to maintain effective controls over the determination and reporting of stock-based compensation expense and costs associated with the fair value calculation of the Company’s derivative liabilities, the Company’s management has concluded that the financial statements included in this Form 10-Q/A present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q/A. The disclosures set forth in this Item 4T contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications. Those certifications should be read in conjunction with this Item 4T for a more complete understanding of the matters covered by the certifications.

Discussion of Material Weakness

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting. As of March 31, 2010, the Company did not maintain effective controls over the determination and reporting of stock-based compensation expense and the fair value calculation of the Company’s derivative liabilities.  This deficiency resulted in the restatement of the Company’s condensed interim financial statements for the quarter ended March 31, 2010.

Remediation Efforts

The remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company’s internal control over financial reporting.

Beginning in the second quarter of 2010, the Company implemented the following remediation steps to address this material weakness discussed above and to improve its internal controls over financial reporting:

•                  We have engaged outside consultants to assist management in the valuation of our embedded derivatives.

•                  We intend to raise additional capital to facilitate hiring additional accounting staff as needed to assist with our financial reporting processes.

We believe that these remediation actions will improve our internal control. While we have taken steps to remediate the material weakness, additional measures may be required. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010. We will continue to assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our annual and quarterly reports.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, in Salt Lake City, State of Utah, on July 28, 2010.

TECHNISCAN, INC.
(Registrant)

By:	/s/ DAVID C. ROBINSON
David C. Robinson
Chief Executive Officer
(principal executive officer)

By:	/s/ STEVEN K. PASSEY
Steven K. Passey
Chief Financial Officer
(principal financial and accounting officer)