Form 10-Q
period 2010-06-30
TECHNISCAN
filed 2010-08-18
CIK 1398026

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The number of shares outstanding of the registrant's common stock, par value $0.001 per share as of August 17, 2010 was 20,724,446.

		Page No.
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009	1
	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2010	2
	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (INCEPTION OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2010	3
	NOTES TO CONDENSED FINANCIAL STATEMENTS	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 4T.	CONTROLS AND PROCEDURES	25
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	27
ITEM 1A.	RISK FACTORS	27
ITEM 5.	EXHIBITS	27
SIGNATURES		29

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$323,782	$232,706
Debt issuance costs	99,571	—
Prepaid expenses	309,025	271,209

Total current assets	732,378	503,915
Property and equipment, net	681,202	617,142
Deposits	28,153	28,153

Total assets	$1,441,733	$1,149,210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$903,640	$472,367
Accrued liabilities	681,842	670,638
Convertible notes payable, net of discount of $1,422,778	1,127,222	—
Embedded derivative liability	736,621	—
Common stock warrant liability	1,948,194	—
Related-party customer deposits	260,000	260,000

Total current liabilities	5,657,519	1,403,005
Deferred rent	143,704	139,330
Accrued software license fees	—	250,000

Total liabilities	5,801,223	1,792,335

Commitments
Stockholders' deficit:
Common stock, $.001 par value: 150,000,000 shares authorized; 20,724,446 shares outstanding	20,724	20,724
Additional paid-in capital	24,985,778	24,524,019
Accumulated deficit prior to development stage	(389,393)	(389,393)
Accumulated deficit during development stage	(28,976,599)	(24,798,475)

Total stockholders' deficit	(4,359,490)	(643,125)

Total liabilities and stockholders' deficit	$1,441,733	$1,149,210

See accompanying notes to condensed financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					For the Period From January 1, 2002 (inception of development stage) Through June 30, 2010
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Government grant	$5,831	$276,439	$94,341	$631,799	$3,139,805
Related-party research	—	—	—	—	240,000

Total revenues	5,831	276,439	94,341	631,799	3,379,805

Operating expenses:
Selling, general and administrative	758,263	254,218	1,677,767	543,918	14,641,352
Research and development	582,564	259,006	1,033,677	584,702	13,881,434
Direct grant	3,495	161,559	114,660	377,388	1,989,816

Total operating expenses	1,344,322	674,783	2,826,104	1,506,008	30,512,602

Loss from operations	(1,338,491)	(398,344)	(2,731,763)	(874,209)	(27,132,797)
Interest income	458	58	560	1,079	56,373
Interest expense	(1,274,725)	—	(1,293,846)	(110)	(1,749,561)
Gain (loss) on derivatives, net	1,015,686	—	(153,075)	—	(153,075)
Gain on sale of property and equipment	—	—	—	—	2,461

Net loss	$(1,597,072)	$(398,286)	$(4,178,124)	$(873,240)	$(28,976,599)

Net loss per common share—basic and diluted	$(0.08)	$(0.05)	$(0.20)	$(0.10)

Weighted average number of common shares outstanding—basic and diluted	20,724,446	8,760,589	20,724,446	8,735,641

See accompanying notes to condensed financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period From January 1, 2002 (inception of development stage) Through June 30, 2010
	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,178,124)	$(873,240)	$(28,976,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,351	20,197	595,298
Impairment of intangible assets	—	—	14,179
Gain on sale of property and equipment	—	—	(2,461)
Non-cash interest expense	—	—	383,610
Issuance of common stock for services	—	—	375,000
Stock-based compensation	461,759	11,397	1,587,860
Debt discount amortization on convertible notes payable	1,108,962	—	1,108,962
Loss on derivatives	153,075	—	153,075
Changes in assets and liabilities:
Accounts receivable	—	(200,000)	267
Inventory	—	—	61,649
Prepaid expenses	(37,816)	15,959	887,821
Accounts payable	431,273	13,086	894,720
Accrued liabilities	11,204	23,437	342,024
Related-party customer deposits	—	200,000	260,000
Deferred rent	4,374	40,784	143,704
Other liabilities	(250,000)	—	—

Net cash used in operating activities	(2,201,942)	(748,380)	(22,170,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	4,000
Purchase of property and equipment	(157,411)	—	(1,174,225)

Net cash used in investing activities	(157,411)	—	(1,170,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	—	(79,292)
Proceeds from exercise of stock options and warrants, and from the issuance of stock, net of issuance costs	—	557,586	18,748,587
Payment of debt issuance costs	(99,571)	—	(99,571)
Proceeds from issuance of convertible notes payable	2,550,000	—	4,950,000

Net cash provided by financing activities	2,450,429	557,586	23,519,724

Net increase (decrease) in cash and cash equivalents	91,076	(190,794)	178,608
Cash and cash equivalents at beginning of period	232,706	269,192	145,174

Cash and cash equivalents at end of period	$323,782	$78,398	$323,782

See accompanying notes to condensed financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

			For the Period From January 1, 2002 (inception of development stage) Through June 30, 2010
	For the Six Months Ended
	June 30, 2010	June 30, 2009
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,814	$110	$26,581
Cash paid for income taxes	200	100	1,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Embedded derivative liability associated with convertible notes payable	$1,197,463	$—	$1,197,463
Common stock warrant liability associated with convertible notes payable	2,503,038	—	2,503,038
Common stock issued to stockholders of Castillo, Inc. in connection with the Merger	—	—	6,000
Issuance of common stock for future services	—	—	225,000
Conversion of preferred stock and common stock warrants to common stock	—	—	38,937
Issuance of Series E convertible preferred stock for future services	—	—	1,000,000
Conversion of notes payable, including accrued interest, to preferred stock	—	—	2,611,831

See accompanying notes to condensed financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

        TechniScan, Inc. (the "Company") (formerly known as Castillo, Inc. or "Castillo") was originally formed as a Nevada corporation on February 2, 2007. The Company changed its state of incorporation from the state of Nevada to the state of Delaware on October 8, 2009.

        On October 9, 2009, TechniScan Acquisition, Inc., a Utah corporation and wholly owned subsidiary of the Company, was merged with and into TechniScan, Inc., a Utah corporation ("TechniScan Utah"). TechniScan Utah was then immediately merged into the Company (collectively referred to as the "Merger"). Pursuant to the Merger, the Company succeeded to the business of TechniScan Utah as its sole line of business and changed its name to TechniScan, Inc. The Merger has been accounted for as a recapitalization of TechniScan Utah and the historical financial statements prior to the Merger are those of TechniScan Utah.

Description of Business

        TechniScan Utah was incorporated in 1984 for the purpose of conducting research on advanced ultrasound imaging and inverse scatter technology. The Company is in the development stage, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 915-10, Development Stage Entities, as it has not generated significant revenues. The development stage began January 1, 2002, when the Company was capitalized for research, development and commercialization of innovative medical imaging products for the detection and diagnosis of breast cancer.

        The Company's commercial focus is the development of an ultrasound-based product known as the Warm Bath Ultrasound ("WBU") system that is expected to provide radiologists with unique information about the bulk properties of tissue in the breast as well as clear images of the tissue structure.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed balance sheet as of December 31, 2009 has been derived from the Company's audited financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC") on March 22, 2010.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash with one financial institution. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.

Debt Issuance Costs

        Debt issuance costs include costs incurred in connection with the issuance of the Company's convertible notes payable and warrants. These costs are being amortized into interest expense over the six-month term of the notes (see Note 6).

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

        Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, in accordance with FASB ASC Subsection 360-10-45.

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

        The accounting for derivative instruments is complex. The Company's derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur. For embedded derivatives and warrants that are accounted for as derivative instrument

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities, the Company determines the fair value of these instruments using both the Black-Scholes option-pricing model and the Binomial option-pricing model. These models require assumptions related to the expected term of the instrument and risk-free rates of return, the Company's current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Revenue Recognition

        The Company's revenues are sourced from federal research grants and private and government research contracts. Revenue is recognized when the following criteria are met: (i) a contractual agreement exists; (ii) products have been delivered or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Government grant revenue is recognized during the period qualifying expenses are incurred for research and development of the WBU System as set forth under the terms of the grant award agreements. The Company has complied with the federal statutes and regulations, including the delivery of all required periodic reports, and believes that no refunds will be required under the terms of the grant award agreements.

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

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$242,827	$—	$—	$242,827

Total	$242,827	$—	$—	$242,827

Liabilities:
Embedded derivative liability	$—	$—	$736,621	$736,621
Common stock warrant	—	—	1,948,194	1,948,194

Total	$—	$—	$2,684,815	$2,684,815

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$130,028	$—	$—	$130,028

Total	$130,028	$—	$—	$130,028

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the six months ended June 30, 2010:

	Fair Value Mearsurments Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative	Total
Beginning balance, December 31, 2009	$—	$—	$—
Issuances:
Embedded derivatives issued in conjunction with convertible notes payable	1,197,463	—	1,197,463
Warrants issued in conjunction with convertible notes payable	—	2,503,038	2,503,038
Total gains included in earnings	(460,842)	(554,844)	(1,015,686)

Ending balance, June 30, 2010	$736,621	$1,948,194	$2,684,815

Net Loss Per Common Share

        Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

income, if any, by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, and shares issuable upon conversion of convertible debt. If the Company generates net income and these potential common share equivalents are dilutive, the Company computes diluted net income per share using the treasury stock method.

        Due to the fact that for all periods presented, the Company has incurred net losses, weighted average common share equivalents of 4,403,361 and 6,421,393 for the three months ended June 30, 2010 and 2009, respectively, and 4,007,373 and 5,091,663 for the six months ended June 30, 2010 and 2009, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

Operating Segment

        The Company conducts business within one operating segment. The Company's operations are all related to the research and development of its WBU system. All assets of the business are located in the United States.

Recent Accounting Pronouncements

        In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's condensed financial statements.

        In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have an impact on the Company's condensed financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures. This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's condensed financial statements.

Reclassifications

        Certain reclassifications have been made to 2009 information to conform to the 2010 presentation.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. GOING CONCERN

        Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and equity raised from individual investors to sustain its operations. The WBU system has not yet been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale. Therefore, the Company has not generated any revenues from non-research product sales. The Company has incurred losses and used cash in operating activities since entering the development stage. As of June 30, 2010, the Company had an accumulated deficit of $29,365,992, negative working capital of $4,925,141, and minimal revenues. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company's plans to address its liquidity issues include (1) the sale of debt and equity securities, (2) collaboration with third parties to accelerate the introduction of product and services into the market, and (3) continued focus on obtaining approval from the FDA for the Company's product and services to qualify for commercial sale.

        There can be no assurance that the Company's planned sales of debt and equity securities, its collaborative efforts, or its efforts to obtain FDA approval will be successful or that the Company will have the ability to commercialize its imaging system and ultimately attain profitability.

4. PREPAID EXPENSES

        Prepaid expenses as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Deferred offering costs	$301,568	$42,568
Prepaid professional services	—	150,000
Prepaid payroll expense	—	59,709
Other	7,457	18,932

	$309,025	$271,209

5. ACCRUED LIABILITIES

        Accrued liabilities as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Accrued software license fees	$375,000	$150,000
Accrued compensation and benefits	181,724	195,811
Accrued interest	79,683	—
Other accrued liabilities	45,435	53,465
Liabilities to dissenter stockholders	—	271,362

	$681,842	$670,638

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES

        On March 30, 2010, the Company entered into a Note and Warrant Purchase Agreement with five accredited investors pursuant to which the investors purchased senior secured convertible notes ("Notes") in the aggregate amount of $1,850,000. Of this amount $500,000 was received from members of the Company's Board of Directors. The Notes are due and payable on September 30, 2010, together with accrued interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of common stock of the Company, in which case the interest is payable on the principal at a rate of 12% per annum. The Company is recording interest at 12%. At its option, the Company may prepay all of the outstanding principal and accrued interest on the Notes, subject to a prepayment charge of 10% of the principal amount of the Notes. The Notes are convertible in whole or in part at any time at the option of the holder of the Note into the number of shares equal to the principal amount of the Note and all accrued interest divided by $2.68, subject to customary adjustments as set forth in the Notes for stock splits, stock dividends, etc. In addition, in the event that the Company receives cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and September 30, 2010, the Notes are convertible into shares at the same price and on the same terms as the investors.

        During the period from May 13, 2010 through May 27, 2010, the Company issued Notes in the aggregate amount of $700,000 to nine accredited investors under the same terms as those issued on March 30, 2010. Of this amount $100,000 was received from a member of the Company's Board of Directors.

        In conjunction with the Notes, the Company issued warrants ("Warrants") to investors to purchase an aggregate of 951,499 shares of the Company's common stock. The exercise price per share is $2.68, subject to customary adjustments as set forth in the Warrants for stock splits, stock dividends, etc. The Warrants expire five years from the date of grant.

        The Notes and Warrants contain a provision which adjusts the exercise price of the Notes and Warrants if the Company issues or sells common stock or securities convertible into common stock at a price per share, or equivalent price per share lower than $2.68. The Company assessed the terms of the Notes and Warrants in accordance with ASC Topic 815 - 40, and determined that the underlying terms of the Notes and Warrants are not indexed to the Company's common stock. Therefore, the conversion option and the warrants are accounted for as an embedded derivative and as a derivative, respectively, and are valued at fair value at the date of issuance and each subsequent reporting date.

        Pursuant to certain prepayment provisions set forth in the Notes, the investors have the right, at the investors' option to require the Company to prepay all or a portion of the Notes in cash at a price equal to the greater of (1) 125% of the aggregate principal amount of the Notes plus all accrued and unpaid interest and (2) the aggregate principal amount of the Notes plus all accrued and unpaid interest, divided by the conversion price on the date the investor demands payment, pursuant to this provision or the date the payment is actually made by the Company to the investor pursuant to this provision, whichever is less, multiplied by the daily volume weighted average price of the Company's common stock on the greater of either of the two dates used to determine the conversion price in connection with a payment pursuant to this provision. The prepayment provisions are embedded

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES (Continued)

derivatives and the fair value of the prepayment penalties are included in the embedded derivative liability.

        On March 31, 2010 (and the date of issuance of the derivatives), the fair value of the embedded derivatives and warrant liability was $1,016,897 and $2,001,864, respectively. The Company recorded an inception loss on derivatives of $1,168,761 and a discount of $1,850,000 on the Notes.

        From May 13, 2010 through May 27, 2010 (dates of additional issuance), the fair value of the embedded derivatives and warrant liability for the additional issuance was $180,566 and $501,174, respectively. As a result, the Company recorded a discount of $681,740 on the Notes issued during May 2010.

        The revaluation of the derivatives as of June 30, 2010 resulted in the fair value of the liabilities of $736,621 and $1,948,194 for the embedded derivative liability on the Notes and the common stock warrant liability, respectively. The decrease in the fair value resulted in a gain on derivatives of $1,015,686 for the three months ended June 30, 2010. The Company uses the Black-Scholes option-pricing model to estimate the value of its embedded derivatives, and the Company uses the Black-Scholes and Binomial option-pricing models to estimate the value of its common stock warrant liability. The assumptions used in the Black-Scholes and Binomial option-pricing models for the three and six months ended June 30, 2010 and 2009 are set forth in the following table. The expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the embedded derivatives and common stock warrant liability as of the valuation date. The expected term represents the period of time that the embedded derivatives and common stock warrant liability are expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

Embedded Derivatives

	June 30, 2010	May 13 - 27, 2010	March 31, 2010
Expected volatility	88.1%	84.3%	46.1%
Expected life, range in years	0.25	0.35	0.5
Expected dividend yield on stock	0.0%	0.0%	0.0%
Risk free interest rate	0.24%	0.24%	0.28%

Common Stock Warrant Liability

	June 30, 2010	May 13 - 27, 2010	March 31, 2010
Expected volatility	78.1%	76.4%	69.0%
Expected life, range in years	4.75	4.84	5
Expected dividend yield on stock	0.0%	0.0%	0.0%
Risk free interest rate	1.83%	2.14%	2.63%

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCKHOLDERS' DEFICIT

Retroactive Presentation for Reverse Common Stock Split

        Effective June 28, 2010, the Company implemented a 1-for-4 reverse stock split of its issued and outstanding common stock. All common share and per share information in the accompanying condensed financial statements have been retroactively restated to reflect the reverse common stock split.

Stock Warrants

        A summary of the warrant activity for the six months ended June 30, 2010 and related information is presented below:

	Number of Warrants outstanding	Weighted average exercise price
Warrants outstanding as of December 31, 2009	—	$—
Granted	951,499	2.68
Exercised	—	—
Canceled	—	—

Warrants outstanding as of June 30, 2010	951,499	2.68

Warrants exercisable as of June 30, 2010	951,499	2.68

Stock Options

        Under the Company's Comprehensive Management Incentive Plan (the "Plan"), the number of options authorized is limited to 18 percent of the total outstanding common shares. As of June 30, 2010, the number of options authorized was 3,730,400.

        A summary of the Company's stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	3,596,195	$1.55	6.17	$6,515,929
Granted	10,000	2.62
Exercised	—	—
Forfeited	(70,000)	(1.93)

Options outstanding as of June 30, 2010	3,536,195	1.55	4.31	5,146,299

Options exercisable as of June 30, 2010	3,141,195	1.55	4.10	4,568,799

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCKHOLDERS' DEFICIT (Continued)

        As of June 30, 2010, there was $1,284,064 of total unrecognized compensation cost with a weighted average vesting period of 1.72 years related to unvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the six months ended June 30, 2010 was $472,290.

        A summary of the Company's non-vested options for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2009	525,000	$3.34
Granted	10,000	2.62
Vested	(140,000)	(4.02)
Forfeited	—	—

Nonvested as of June 30, 2010	395,000	3.95

        The Company uses the Black-Scholes option-pricing model to estimate the value of its share-based payments. The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2010 and 2009 are set forth in the following table. Subsequent to the Merger, the expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. Prior to the Merger, the expected volatility was based on the volatility of the Dow Jones Small Cap Medical Index. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the options immediately prior to the grant date. The Company uses historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant. The fair value of common stock is based on closing stock quotes for the Company's common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	89.36%	22.80%	89.36% - 91.04%	22.80%
Expected life, range in years	6.25	9.00	6.25	9.00
Expected dividend yield on stock	0.00%	0.00%	0.00%	0.00%
Risk free interest rate range	3.85%	3.52%	3.56% - 3.85%	3.52%
Fair value of common stock	$3.44	$1.50	$3.36 - $3.44	$1.50

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. SUBSEQUENT EVENTS

        From July 29, 2010 to August 6, 2010, the Company received $100,000 in connection with the issuance of Notes, which were received from a member of the Company's Board of Directors. The Company issued Warrants to purchase 37,313 shares of the Company's common stock in connection with the Notes.

        On August 9, 2010, the Company received $85,000 by issuing a short-term note to a related party. The note bears interest at 8% per annum. The principal amount of the note and accrued interest is due in full upon the earlier of: (i) the Company receiving cash proceeds from equipment sales, loans, investments or otherwise in excess of $85,000; (ii) the closing of an equity offering where the Company receives gross proceeds of not less than $2,000,000; or (iii) December 31, 2010.

        On July 28, 2010, the Company's board of directors implemented a furlough to reduce overhead costs and conserve cash. The furlough, which was effective August 13, 2010, is for ten weeks and affects 13 of the Company's 21 employees, including several key employees in operations and engineering.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

        This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings/losses, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

        These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, increasing operating costs and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

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

        From inception through June 30, 2010, we have generated revenues solely from grants and research contracts. The WBU system has not yet been approved by the FDA for commercial sale; therefore, we have not yet generated revenues from non-research product sales. We have incurred losses since we began operating. As of June 30, 2010 and December 31, 2009, we had an accumulated deficit of $29,365,992 and $25,187,868, respectively. To date, we have been dependent on debt and equity funding to support our operations, and we will continue to be dependent on similar financing to support our operations until we generate significant revenues from the WBU system. There is substantial doubt about our ability to continue as a going concern, and no adjustments have been reflected in our financial statements that may result from the outcome of this uncertainty.

Recent Developments

FDA

        On November 25, 2009, Esaote S.p.A. ("Esaote"), an Italian medical equipment manufacturer, and also a TechniScan stockholder, on our behalf, using The Anson Group as the 510(k) preparation consultant submitted a 510(k) application to the FDA for the WBU system that included clinical data in support of the application. In February 2010, the FDA provided Esaote with requests for additional data to clarify the submission and to provide additional clinical data in support of the submission. The response was made by Esaote on our behalf on May 18, 2010. On August 9, 2010, we were notified by Esaote that the FDA 510(k) application for MyLab70-XVG Whole Breast Ultrasound Model 6100 was found to be not substantially equivalent ("NSE"). The NSE finding may delay the regulatory approval of the WBU device in the United States and we have asked Esaote to appeal this decision on several points and/or to apply for approval under the De Novo approval pathway. Esaote has not yet indicated if or when they intend to respond to this request.

        The NSE finding was related to the fact that ultrasound tomography does not provide images similar in contrast and with the same "artifacts" used to typically interpret hand held ultrasound images of the breast. We believe that this "reading" discrepancy was the basis for the ruling, not that the ultrasound technology was unable to detect and characterize breast abnormalities. We intend to correct this discrepancy by providing appropriate reader training followed by a large blinded, multi-reader interpretation study of breast images using both hand held ultrasound and ultrasound tomography. We believe that this study will resolve these issues for the FDA. Using these study results we will complete a 510(k) application for our WBU including both transmission and reflection imaging using supporting clinical studies from ongoing work already in process at the Mayo Clinic Breast Center, the University of California San Diego Moores Cancer Center, and the University of Freiburg Women's Center.

Furlough

        On July 28, 2010, our board of directors implemented a furlough to reduce overhead costs and conserve cash. The furlough, which is effective August 13, 2010, is for ten weeks, and affects 13 of the Company's 21 employees, including several key employees in operations and engineering.

Reverse Common Stock Split

        Effective June 28, 2010, we implemented a 1-for-4 reverse stock split of our outstanding common stock pursuant to an amendment to our Certificate of Incorporation. Our 82,897,454 issued and outstanding shares of common stock were reduced to 20,724,446 shares. The total number of shares of common stock we are authorized to issue was not proportionally reduced, however, and remains 150,000,000. The reverse common stock split was unanimously approved by our Board on June 2, 2010 and by holders of a majority of our outstanding common stock present in person or by proxy at a special meeting of our stockholders on June 18, 2010. All share and per share amounts in this Form 10-Q reflect the 1-for-4 reverse common stock split.

Senior Secured Convertible Promissory Notes

        On March 30, 2010, we entered into a Note and Warrant Purchase Agreement with five accredited investors pursuant to which the investors purchased senior secured convertible promissory notes in the aggregate principal amount of $1,850,000. Of this amount, $500,000 was received from members of our Board. From May 13, 2010 through May 27, 2010, $700,000 was purchased by nine accredited investors. Of this amount, $100,000 was received from a member of our Board, who originally entered into a Note and Warrant Purchase Agreement on March 30, 2010. Then from July 29, 2010 through August 6, 2010 an additional $100,000 was purchased by a member of our Board who originally entered into a Note and Warrant Purchase Agreement on March 30, 2010.

        The notes are due and payable on September 30, 2010, together with accrued interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of our common stock, in which case interest is payable on the principal at a rate of 12% per annum. We are recording interest at 12%. At our option, we may prepay all of the outstanding principal and accrued interest on all of the notes, subject to a prepayment charge of 10% of the principal amount of the notes. The notes are convertible in whole or in part at any time at the option of the holder of the note into that number of shares equal to the principal amount of the note and all accrued interest divided by $2.68, subject to customary adjustments as set forth in the notes for stock splits, stock dividends, etc. In addition, in the event that we receive cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and September 30, 2010, the notes are convertible into shares at the same price (if lower than $2.68 per share) and on the same terms as the investors.

        In conjunction with the notes, we issued warrants to investors to purchase an aggregate of 988,812 shares of our common stock. The exercise price per share is $2.68, subject to customary adjustments as set forth in the warrants for a decrease in stock price below $2.68, stock splits, stock dividends, etc. The warrants expire five years from the date of the grant.

        We also entered into a Registration Rights Agreement with the investors pursuant to which we agreed to file a "resale" registration statement covering all of the shares issuable upon conversion of the notes and exercise of the warrants by May 14, 2010, which was subsequently extended to May 31, 2010. Furthermore, in connection with the Note and Warrant Purchase Agreement, we granted the investors a security interest in all of our personal property now owned or hereafter acquired pursuant to a Security Agreement and a Patent, Trademark and Copyright Agreement.

Significant Accounting Policies

Revenues

        Since inception, we have generated revenues from federal research grants and private and government research contracts. We recognize revenues when services have been provided and invoiced to the federal government or other research partners.

        During the three and six months ended June 20, 2010 and 2009, we recognized revenues in connection with federal grants from the Department of Health and Human Services for cancer treatment research. In March 2009, a second no-cost extension was applied for and received on our Ultrasound Quantitative Backscatter and Inverse Scattering ("QUB") grant as well as on our Thermoacoustic and Inverse Scattering Breast Cancer Scanner ("Thermoacoustic") grant extending the period on both grants to March 28, 2010 and March 31, 2010 respectively. The QUB Grant was completed by March 31, 2010. In March 2010, we applied for and received a third no-cost extension on the Thermoacoustic Grant extending the period to March 31, 2011.

        The FDA has not approved the WBU system for commercial sale; therefore, we have not generated revenues from commercial product sales.

Operating Expenses

        We classify our operating expenses between selling, general and administrative expenses, research and development expenses, and direct grant expenses.

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

Income Taxes

        We have significant deferred income tax assets resulting primarily from net operating loss carryforwards and research and development tax credit carryforwards. These deferred income tax assets may reduce taxable income in future periods, if any. A valuation allowance is required when it is more likely than not that all or a portion of the deferred income tax assets will not be realized. We have recorded a valuation allowance against all deferred income tax assets that are not offset by deferred income tax liabilities because there is significant uncertainty as to our ability to generate sufficient taxable income to realize these deferred income tax assets.

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

Inventory

        Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of raw materials and work in process. As appropriate, provisions are made to reduce inventory to its net realizable value. The cost of inventory that potentially may not sell prior to expiration or is deemed to have no commercial value is written-off when identified. Net inventory has been valued at zero as of June 30, 2010 and December 31, 2009.

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

Revenue Recognition

        Our revenues are sourced from federal research grants and private and government research contracts. Revenue is recognized when the following criteria are met: (i) a contractual agreement exists; (ii) products have been delivered or services have been rendered; (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Government grant revenue is recognized during the period qualifying expenses are incurred for research and development of the WBU system as set forth under the terms of the grant award agreements. We have complied with the federal statutes and regulations, including the delivery of all required periodic reports, and believe that no refunds will be required under the terms of the grant award agreements.

Direct Grant Expenses

        Direct grant expenses consist of costs incurred directly related to performance on the government grants. These expenses consist primarily of payroll, travel and direct material expenses. These expenses are charged to direct grant expense as incurred. Because (1) we are incurring the expenses regardless of whether or not a government grant is obtained, (2) we are the primary obligor, (3) we have reasonable latitude in establishing the grant amount, (4) we perform the services, (5) we have discretion in supplier selection, and (6) we determine the specifications of the research, the direct grant expenses are presented gross of government grant revenues.

Patent Costs

        Since entering the development stage, legal costs incurred to register and defend patents have been expensed as incurred due to the uncertainty surrounding future cash flows and future benefits to be realized from those patents.

Stock-based Compensation

        We account for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option's value as calculated by the Black-Scholes option-pricing model. Prior to the Merger, stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on the calculated value at the date of grant instead of the fair value because it was not practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. Subsequent to the Merger, we calculate the fair value of stock options instead of the calculated value using the volatility of comparable companies.

        We use the Black-Scholes option-pricing model to estimate the value of our share-based payments. Prior to the Merger, the fair value of common stock is based on the cash paid by unrelated investors for the Company's stock. Subsequent to the recapitalization, the fair value of common stock is based on closing stock quotes for the Company's common stock. Prior to the Merger, the expected volatility was based on the volatility of the Dow Jones Small Cap Medical Equipment Index. Subsequent to the Merger, the expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. We calculated expected volatility using the daily closing total returns for these similar companies for a period of time equal to the expected term of the options immediately prior to the grant date. We use historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the United States treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Results of Operations

For the Three and Six Months Ended June 30, 2010 compared to the Three and Six Months Ended June 30, 2009

Revenues

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Government grant	$5,831	$276,439	(98)%	$94,341	$631,799	(85)%

        Government grant revenues decreased $270,608 and $537,458 for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. This decrease in revenues is the result of the Inverse Scatter Breast Scan ("SBIR") grant being completed as of December 31, 2009 and the QUB grant being completed as of March 31, 2010. The Thermoacoustic grant was consistent for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. Grant revenues are expected to decline with the primary emphasis shifting to the subcontract work of completing the clinical studies under our largest Small Business Innovative Research Award.

Operating Expenses

Selling, General and Administrative Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative expense	$758,263	$254,218	198%	$1,677,767	$543,918	208%

        Selling, general and administrative expenses increased $504,045 and $1,133,849 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.

        This increase in selling, general and administrative expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, was primarily due to the following:

  •
  stock-based compensation of $213,051 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

  •
  professional fees of $84,706 for legal and accounting services primarily due to the Company filing a registration statement;

  •
  compensation and related costs of $78,495 primarily due to the Company previously reducing wages for the three months ended June 30, 2009;

  •
  marketing expenses of $54,030 primarily due to costs associated with public relations;

  •
  travel and related costs of $22,306;

  •
  board of directors' fees of $25,000; and

  •
  other selling, general and administrative expenses of $26,457.

        The increase in selling, general and administrative expenses for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, was primarily due to the following:

  •
  stock-based compensation of $449,214 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

  •
  professional fees of $239,365 for legal and accounting services primarily due to the Company filing a registration statement;

  •
  marketing expenses of $182,835 primarily due to costs associated with public relations;

  •
  compensation and related costs of $101,589 primarily due to the Company previously reducing wages for the six months ended June 30, 2009;

  •
  travel and related costs of $51,319;

  •
  board of directors' fees of $50,000;

  •
  depreciation expense of $14,630;

  •
  liability insurance of $14,198; and

  •
  other selling, general and administrative expenses of $30,699.

Research and Development Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Research and development expense	$582,564	$259,006	125%	$1,033,677	$584,702	77%

        Research and development expense increased $323,558 and $448,975 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.

        This increase in research and development expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, was primarily due to the following:

  •
  compensation and related costs of $268,880 primarily due to the Company previously reducing wages during the three months ended June 30, 2009;

  •
  depreciation expense of $29,135;

  •
  research and development supplies of $11,550; and

  •
  Other research and development expenses of $13,993.

        The increase in research and development expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, was primarily due to the following:

  •
  compensation and related costs of $376,160 primarily due to the Company previously reducing wages during the six months ended June 30, 2009;

  •
  depreciation expense of $58,523; and

  •
  other research and development expenses of $14,292.

Direct Grant Expenses

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Direct grant expense	$3,495	$161,559	(98)%	$114,660	$377,388	(70)%

        Direct grant expense decreased $158,064 and $262,728 for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009. This decrease is primarily the result of decreased expenditures on the SBIR and QUB grants that were closed as of December 31, 2009 and March 31, 2010, respectively.

Other Income and Expenses

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Other income and expenses
Interest income	$458	$58	690%	$560	$1,079	(48)%
Interest expense	(1,274,725)	—	N/A	(1,293,846)	(110)	N/A
Gain (loss) on derivatives	1,015,686	—	N/A	(153,075)	—	N/A

        Interest income increased $400 for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, and decreased $519 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as the result of increasing and decreasing balances in interest-bearing cash and cash equivalents during the periods.

        Interest expense increased as a result of interest charges incurred on the convertible notes payable, amortization of debt issuance costs, and amortization of the convertible note discount.

        Gain (loss) on derivatives was $1,015,686 and $(153,075) for the three and six months ended June 30, 2010, as compared to $0 for the three and six months ended June 30, 2009. The gain (loss) on derivatives was a result of changes in values of our derivative financial instruments associated with our convertible notes payable issued during the three and six months ended June 30, 2010, as calculated using the Black-Scholes pricing model.

Results of Operations During the Development Stage

        Since the inception of our development stage (January 1, 2002) through June 30, 2010, we have generated $3,139,805 of revenues from government grants and have experienced cumulative net losses of $28,976,599. Selling, general and administrative expenses were $14,641,352, research and development expenses were $13,881,434, and direct grant expenses were $1,989,816 for the development stage period to date. All research and development costs are expensed as they are incurred, which include, but are not limited to, personnel, prototype materials, lab supplies, consulting and research-related overhead.

Liquidity and Capital Resources/Plan of Operations for the Next 12 Months

	For the Six Months Ended June 30,
	2010	2009	% Change
Net cash used in operating activities	$(2,201,942)	$(748,380)	194%
Net cash used in investing activities	(157,411)	—	N/A
Net cash provided by financing activities	2,450,429	557,586	339%

        During the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity funding to sustain our operations. Our WBU system has not been approved by the FDA for commercial sale. Therefore, we have not generated revenues from non-research product sales. We have incurred losses and used cash in operating activities since inception. As of June 30, 2010, we had an accumulated deficit of $29,365,992 and negative working capital of $4,925,141. We have had minimal revenues since inception. Until (1) our WBU system is approved by the FDA for commercial sale, (2) we realize income from operations, and (3) we generate cash from operating activities, we expect our short and long-term liquidity issues and uncertainties to remain.

        We plan to address our liquidity issues through the sale of equity securities, collaboration with third parties to accelerate the introduction of product and services into the market, and continued focus on obtaining approval from the FDA for our product and services to qualify for commercial sale. We have implemented the following cost reductions to assist in decreasing our cash needs:

  •
  20% reductions in salary beginning June 1, 2010; and

  •
  furlough of 13 of our 21 employees for ten weeks beginning August 13, 2010, which will result in savings of approximately $190,000.

Operating Activities

        We used cash in operating activities of $2,201,942 for the six months ended June 30, 2010, as compared to using $748,380 for the six months ended June 30, 2009. We continue to use significant amounts of cash as we move our product development efforts forward. The main underlying driver of cash used in operating activities is our net loss, which fluctuates based on changes in our revenues and expenses as described in the above Results of Operations. Until our WBU system is approved by the FDA for commercial sale and we realize income from operations, we expect to continue using cash in operating activities in amounts that fluctuate from period to period based in large part on the level of expenses incurred compared to revenues generated. We have used cash in operating activities of $22,170,891 from the inception of the development stage (January 1, 2002) through June 30, 2010.

Investing Activities

        We used cash in investing activities of $157,411 for the six months ended June 30, 2010, for the purchase of equipment. In comparison, we used no cash in investing activities for the six months ended June 30, 2009. We have used cash in investing activities of $1,170,225 from the inception of the development stage (January 1, 2002) through June 30, 2010.

Financing Activities

        We generated cash from financing activities of $2,450,429 for the six months ended June 30, 2010, as compared to $557,586 for the six months ended June 30, 2009, primarily from the issuance of convertible notes. We have generated cash from financing activities of $23,519,724 from the inception of the development stage (January 1, 2002) through June 30, 2010. We expect to continue to seek additional funding to meet our working capital requirements through the sale of securities, research grants, and/or bank borrowings. There can be no assurance, however, that additional funds will be available from any of these sources or other sources on favorable terms, if at all.

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

Recent Accounting Pronouncements

        In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the types of embedded credit derivatives that are exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for our interim and annual reporting periods beginning

January 1, 2010. The adoption of this guidance did not have a material impact on our condensed financial statements.

        In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our condensed financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures. This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our condensed financial statements.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

        In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2010), the Company performed an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

        After considering to the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure the Company's financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Company's management has concluded that the financial statements included in this Form 10-Q present fairly in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

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

Discussion of Material Weakness

        On July 24, 2010, management identified a material weakness in the Company's internal control over financial reporting. The material weakness first began on October 9, 2009 concurrent with the Company becoming a public registrant. As of March 31, 2010, the Company did not maintain effective controls over the determination and reporting of stock-based compensation expense and the fair value calculation of the Company's derivative liabilities. This deficiency resulted in the restatement of the Company's condensed interim financial statements for the quarter ended March 31, 2010. Management has taken steps to substantially remediate this material weakness during the quarter ended June 30, 2010 and through the date of filing this report.

Remediation Efforts

        The remediation efforts, as outlined below, are designed to address the material weakness identified by management and to strengthen the Company's internal control over financial reporting.

        Beginning in the second quarter of 2010, the Company implemented the following remediation step to address the material weakness discussed above and to improve its internal controls over financial reporting:

  •
  Engaged outside consultants to assist management in the valuation of our embedded derivatives.

        We intend to raise additional capital to facilitate hiring additional accounting staff as needed to assist with our financial reporting process. We believe that these remediation actions will improve our internal control. While we have taken steps to remediate the material weakness, additional measures may be required, including assuring that the outside consultants are qualified and continue to be qualified to provide the required expertise. The Company will test the additional internal control processes designed to remediate the previously disclosed material weakness in 2010. We will continue to assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our annual and quarterly reports.

Changes in Internal Control Over Financial Reporting

        The only change in internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting is the engagement of outside consultants to assist management in the valuation of the Company's embedded derivatives.

PART II—OTHER INFORMATION

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

ITEM 5.    EXHIBITS

Exhibit	Identification of Exhibit
3.1	Certificate of Incorporation, filed with the Secretary of State of the State of Delaware	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2009
3.2	Bylaws	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2009
4.1	The Convertible Note	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
4.2	Warrant	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.1	Note and Warrant Purchase Agreement dated as of March 30, 2010 by and among TechniScan, Inc. and the investors party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.2	Amendment to the Note and Warrant Purchase Agreement by and among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.	Incorporated by reference to our Form 8-K filed with the SEC on August 4, 2010
10.3	Registration Rights Agreement dated as of March 30, 2010 by and among TechniScan, Inc. and the investors party thereto.	Incorporated by reference to our Form 10-K filed with the SEC on April 5, 2010
10.4	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on May 14, 2010.
10.5	Security Agreement dated as of March 30, 2010 by and between TechniScan, Inc. Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010

Exhibit	Identification of Exhibit
10.6	Patent, Trademark and Copyright Security Agreement dated March 30, 2010 by and between TechniScan, Inc. and Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.	Incorporated by reference to our Form 8-K and filed with the SEC on April 5, 2010
10.7	Form of Senior Secured Convertible Promissory Note of TechniScan, Inc., as amended	Incorporated by reference to our Form 8-K filed with the SEC on May 14, 2010.
10.8	Form of Common Stock Purchase Warrant of TechniScan, Inc.	Incorporated by reference to our Form 8-K filed with the SEC on May 14, 2010.
31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, in Salt Lake City, State of Utah, on August 18, 2010.

TECHNISCAN, INC. (Registrant)
By:	/s/ DAVID C. ROBINSON David C. Robinson Chief Executive Officer (principal executive officer)
By:	/s/ STEVEN K. PASSEY Steven K. Passey Chief Financial Officer (principal financial and accounting officer)