Form 10-Q
period 2010-09-30
TechniScan, Inc.
filed 2010-11-22
CIK 1398026

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        The number of shares outstanding of the registrant's common stock, par value $0.001 per share as of November 18, 2010 was 20,999,444.

		Page No.
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009	1
	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010	2
	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD FROM JANUARY 1, 2002 (INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010	3
	NOTES TO CONDENSED FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	25
PART II—OTHER INFORMATION
ITEM 6.	EXHIBITS	27
SIGNATURES		29

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,868	$232,706
Prepaid expenses	495,760	271,209

Total current assets	543,628	503,915
Property and equipment, net	635,050	617,142
Deposits	28,153	28,153

Total assets	$1,206,831	$1,149,210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,235,742	$472,367
Accrued liabilities	722,117	670,638
Note payable to related party	135,000	—
Convertible notes payable	2,750,000	—
Embedded derivative liability	101,764	—
Common stock warrant liability	507,932	—
Related-party customer deposits	360,000	260,000

Total current liabilities	5,812,555	1,403,005
Deferred rent	144,449	139,330
Accrued software license fees	—	250,000

Total liabilities	5,957,004	1,792,335

Commitments
Stockholders' deficit:
Common stock, $.001 par value: 150,000,000 shares authorized; 20,724,444 shares outstanding	20,724	20,724
Additional paid-in-capital	25,191,133	24,524,019
Accumulated deficit prior to development stage	(389,393)	(389,393)
Accumulated deficit during development stage	(29,572,637)	(24,798,475)

Total stockholders' deficit	(4,750,173)	(643,125)

Total liabilities and stockholders' deficit	$1,206,831	$1,149,210

See accompanying notes to condensed financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					For the Period From January 1, 2002 (inception of development stage) Through September 30, 2010
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Government grant	$6,764	$118,939	$101,105	$750,738	$3,146,569
Related-party research	—	120,000	—	120,000	240,000

Total revenues	6,764	238,939	101,105	870,738	3,386,569

Operating expenses:
Selling, general and administrative	701,667	417,461	2,379,434	961,379	15,343,019
Research and development	361,789	405,508	1,395,466	990,210	14,243,223
Direct grant	12,086	160,598	126,746	537,986	2,001,902

Total operating expenses	1,075,542	983,567	3,901,646	2,489,575	31,588,144

Loss from operations	(1,068,778)	(744,628)	(3,800,541)	(1,618,837)	(28,201,575)
Interest income	55	58	615	1,137	56,428
Interest expense	(1,696,002)	(8)	(2,989,848)	(118)	(3,445,563)
Gain on derivatives, net	2,168,687	—	2,015,612	—	2,015,612
Gain on sale of property and equipment	—	—	—	—	2,461

Net loss	$(596,038)	$(744,578)	$(4,774,162)	$(1,617,818)	$(29,572,637)

Net loss per common share—basic and diluted	$(0.03)	$(0.08)	$(0.23)	$(0.18)

Weighted average number of common shares outstanding—basic and diluted	20,724,444	8,769,206	20,724,444	8,747,742

See accompanying notes to condensed financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			For the Period From January 1, 2002 (inception of development stage) Through September 30, 2010
	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,774,162)	$(1,617,818)	$(29,572,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,503	29,688	641,450
Impairment of intangible assets	—	—	14,179
Gain on sale of property and equipment	—	—	(2,461)
Non-cash interest expense	—	—	383,610
Issuance of common stock for services	—	—	375,000
Stock-based compensation	667,114	23,429	1,793,215
Debt discount amortization on convertible notes payable	2,625,308	—	2,625,308
Gain on derivatives	(2,015,612)	—	(2,015,612)
Changes in assets and liabilities:
Accounts receivable	—	—	267
Inventory	—	—	61,649
Prepaid expenses	(224,551)	137,051	701,086
Accounts payable	763,375	49,168	1,226,822
Accrued liabilities	51,479	9,761	382,299
Related-party customer deposits	100,000	80,000	360,000
Deferred rent	5,119	38,597	144,449
Other liabilities	(250,000)	—	—

Net cash used in operating activities	(2,912,427)	(1,250,124)	(22,881,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	4,000
Purchase of property and equipment	(157,411)	—	(1,174,225)

Net cash used in investing activities	(157,411)	—	(1,170,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	—	(79,292)
Proceeds from exercise of stock options and warrants, and from the issuance of stock, net of issuance costs	—	1,407,291	18,748,587
Payment of debt issuance costs	—	—	—
Proceeds from issuance of notes payable to related party	135,000	—	135,000
Proceeds from issuance of convertible notes payable	2,750,000	—	5,150,000

Net cash provided by financing activities	2,885,000	1,407,291	23,954,295

Net increase (decrease) in cash and cash equivalents	(184,838)	157,167	(97,306)
Cash and cash equivalents at beginning of period	232,706	269,192	145,174

Cash and cash equivalents at end of period	$47,868	$426,359	$47,868

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,814	$110	$26,581
Cash paid for income taxes	200	100	1,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Embedded derivative liability associated with convertible notes payable	$1,206,702	$—	$1,206,702
Common stock warrant liability associated with convertible notes payable	2,587,367	—	2,587,367
Common stock issued to stockholders of Castillo, Inc. in connection with the Merger	—	—	6,000
Issuance of common stock for future services	—	—	225,000
Conversion of preferred stock and common stock warrants to common stock	—	—	38,937
Issuance of Series E convertible preferred stock for future services	—	—	1,000,000
Conversion of notes payable, including accrued interest, to preferred stock	—	—	2,611,831

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed balance sheet as of December 31, 2009 has been derived from the Company's audited financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC") on March 22, 2010.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The accounting for derivative instruments is complex. The Company's derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur. For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using both the Black-Scholes option-pricing model and the Binomial option-pricing model (see Note 7). These models require assumptions related to the expected term of the instrument, risk-free rates of return, the Company's

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Revenue Recognition

        The Company's revenues are sourced from federal research grants and private and government research contracts. Revenue is recognized when the following criteria are met: (1) a contractual agreement exists; (2) products have been delivered or services have been rendered; (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. Government grant revenue is recognized during the period qualifying expenses are incurred for research and development of the WBU system as set forth under the terms of the grant award agreements. The Company has complied with the federal statutes and regulations, including the delivery of all required periodic reports, and believes that no refunds will be required under the terms of the grant award agreements.

Direct Grant Expenses

        Direct grant expenses consist of costs incurred directly related to performance on the government grants. These expenses consist primarily of payroll, travel and direct material expenses. These expenses are charged to direct grant expense as incurred. Due to the fact that: (1) the Company is incurring the expenses regardless of whether or not a government grant is obtained; (2) the Company is the primary obligor; (3) the Company has reasonable latitude in establishing the grant amount; (4) the Company performs the services; (5) the Company has discretion in supplier selection; and (6) the Company determines the specifications of the research; the direct grant expenses are presented gross of government grant revenues.

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

        Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized as follows:

	Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$972	$—	$—	$972

Total	$972	$—	$—	$972

Liabilities
Embedded derivative liability	$—	$—	$101,764	$101,764
Common stock warrant	—	—	507,932	507,932

Total	$—	$—	$609,696	$609,696

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$130,028	$—	$—	$130,028

Total	$130,028	$—	$—	$130,028

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative	Total
Beginning balance, December 31, 2009	$—	$—	$—
Issuances:
Embedded derivatives issued in conjunction with convertible notes payable	1,206,702	—	1,206,702
Warrants issued in conjunction with convertible notes payable	—	2,587,367	2,587,367
Total gains included in earnings	(1,104,938)	(2,079,435)	(3,184,373)

Ending balance, September 30, 2010	$101,764	$507,932	$609,696

Net Loss Per Common Share

        Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

net income, if any, by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, and shares issuable upon conversion of convertible debt. If the Company generates net income and these potential common share equivalents are dilutive, the Company computes diluted net income per share using the treasury stock method.

        Due to the fact that for all periods presented, the Company has incurred net losses, weighted average common share equivalents of 4,498,476 and 8,020,734 for the three months ended September 30, 2010 and 2009, respectively, and 4,168,038 and 6,289,453 for the nine months ended September 30, 2010 and 2009, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

Operating Segment

        The Company conducts business within one operating segment. The Company's operations are all related to the research and development of its WBU system. All assets of the business are located in the United States.

Recent Accounting Pronouncements

        On September 15, 2010, the SEC issued Release No. 33-9142, "Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers." This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

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

Reclassifications

        Certain reclassifications have been made to the 2009 information to conform to the 2010 presentation.

3. GOING CONCERN

        Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and equity raised from individual investors to sustain its operations. The WBU system has not yet been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale. Therefore, the Company has not generated any revenues from non-research product sales. The Company has incurred losses and used cash in operating activities since entering the development stage. As of September 30, 2010, the Company had an accumulated deficit of $29,962,030, negative working capital of $5,268,927, and minimal revenues. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company's plans to address its liquidity issues include the (1) sale of debt and equity securities, (2) collaboration with third parties to accelerate the introduction of product and services into the market, and (3) continued focus on obtaining approval from the FDA for the Company's products and services to qualify for commercial sale.

        There can be no assurance that the Company's planned sales of debt and equity securities, its collaborative efforts, or its effort to obtain FDA approval will be successful or that the Company will have the ability to commercialize its imaging system and ultimately attain profitability.

4. PREPAID EXPENSES

        Prepaid expenses as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Deferred offering costs	$492,837	$42,568
Prepaid professional services	—	150,000
Prepaid payroll expense	—	59,709
Other	2,923	18,932

	$495,760	$271,209

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. ACCRUED LIABILITIES

        Accrued liabilities as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Accrued software license fees	$375,000	$150,000
Accrued compensation and benefits	125,541	195,811
Accrued interest	158,764	—
Other accrued liabilities	62,812	53,465
Liabilities to dissenter stockholders	—	271,362

	$722,117	$670,638

6. RELATED-PARTY TRANSACTIONS

        In connection with a European Market Development Agreement that the Company entered into during October 2008 with Esaote S.p.A. ("Esaote"), an Italian ultrasound equipment manufacturer, which is also a 10% stockholder of the Company, the Company has delivered two prototype systems and Esaote has paid the Company an aggregate of $600,000. The Company has recorded $240,000 of other research revenues for the period from January 1, 2002 (inception of development stage) through September 30, 2010, in conjunction with the shipment of prototype systems per the terms of a product development agreement. The remaining balance is recorded in related-party customer deposits.

        From August 9, 2010 through September 8, 2010, the Company received $135,000 by issuing short-term notes to two related parties. The notes bear interest at 8% per annum. The principal amount of the notes and accrued interest are due in full upon the earlier of: (1) the Company receiving cash proceeds from equipment sales, loans, investments or otherwise in excess of an aggregate of $135,000; (2) the closing of an equity offering where the Company receives gross proceeds of not less than $2,000,000; or (3) December 31, 2010.

7. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES

March 2010 Offering

        On March 30, 2010, the Company entered into a Note and Warrant Purchase Agreement with five accredited investors pursuant to which the investors purchased senior secured convertible notes ("Notes") in the aggregate amount of $1,850,000. Of this amount $500,000 was received from members of the Company's Board of Directors. During the period from May 13, 2010 through May 27, 2010, the Company issued Notes in the aggregate amount of $700,000 to nine accredited investors. Of this amount $100,000 was received from a member of the Company's Board of Directors.

        On September 30, 2010, the due date of the Notes was extended to October 8, 2010 (see Note 9), together with accrued interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of common stock of the Company, in which case the interest is payable on the principal at a rate of 12% per annum. The Company is recording interest at 12%. At its option, the Company may prepay all of the outstanding principal and accrued interest on the Notes, subject to a prepayment charge of 10% of the principal amount of the Notes. The Notes are convertible in whole

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES (Continued)

or in part at any time at the option of the holder of the Note into the number of shares equal to the principal amount of the Note and all accrued interest divided by $2.68, subject to customary adjustments as set forth in the Notes for stock splits, stock dividends, etc. In addition, in the event that the Company receives cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and October 8, 2010, the Notes are convertible into shares at the same price and on the same terms as the investors.

        In conjunction with the Notes, the Company issued warrants ("Warrants") to investors to purchase an aggregate of 951,499 shares of the Company's common stock. The exercise price per share is $2.68, subject to customary adjustments as set forth in the Warrants for stock splits, stock dividends, etc. The Warrants expire March 30, 2015.

        The Notes and Warrants contain a provision which adjusts the exercise price of the Notes and Warrants if the Company issues or sells common stock or securities convertible into common stock at a price per share, or equivalent price per share lower than $2.68. The Company assessed the terms of the Notes and Warrants in accordance with ASC Topic 815-40, and determined that the underlying terms of the Notes and Warrants are not indexed to the Company's common stock. Therefore, the conversion option and the warrants are accounted for as an embedded derivative and as a derivative, respectively, and are valued at fair value at the date of issuance and each subsequent interim period.

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

July 2010 Offering

        During the period from July 29, 2010 through August 24, 2010, two members of the Company's Board of Directors purchased senior secured convertible promissory notes in the amount of $200,000. In conjunction with the notes, the Company issued warrants to purchase an aggregate of 74,627 shares of its common stock. Except as adjusted for the later issuance date, the note and warrant have the same material terms as the Notes and Warrants, respectively, that the Company issued pursuant to a Note and Warrant Purchase Agreement and other investment documents in connection with the March 2010 Offering.

        On March 30, 2010 (date of issuance) and on March 31, 2010, the fair value of the embedded derivatives and warrant liability was $1,016,897 and $2,001,864, respectively. Because the embedded

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES (Continued)

derivatives and warrant liability collectively exceeded the proceeds from the Notes of $1,850,000, the Company recorded an inception loss on derivatives of $1,168,761 and a discount of $1,850,000 on the Notes.

        During May 2010 (date of additional issuance), the fair value of the embedded derivatives and warrant liability for the additional issuance was $180,566 and $501,174, respectively. As a result, the Company recorded a discount of $681,740 on the Notes issued during May 2010.

        During July 2010 and August 2010 (date of additional issuance), the fair value of the embedded derivatives and warrant liability for the additional issuance was $9,239 and $84,329, respectively. As a result, the Company recorded a discount of $93,568 on the Notes issued during July 2010 and August 2010.

        The revaluation of the derivatives as of September 30, 2010 resulted in the fair value of the liabilities of $101,764 and $507,932 for the embedded derivative liability on the Notes and the common stock warrant liability, respectively. The decrease in the fair value resulted in a gain on derivatives of $2,168,687 for the three months ended September 30, 2010. The Company uses the Black-Scholes option-pricing model to estimate the value of its embedded derivatives, and the Company uses the Black-Scholes and Binomial option-pricing models to estimate the value of its common stock warrant liability. The assumptions used in the Black-Scholes and Binomial option-pricing models for the three and nine months ended September 30, 2010 and 2009 are set forth in the following table. The expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the embedded derivatives and common stock warrant liability as of the valuation date. The expected term represents the period of time that the embedded derivatives and common stock warrant liability are expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

Embedded Derivatives

	September 30, 2010	July 29 - August 24, 2010	June 30, 2010	May 13 - 27, 2010	March 31, 2010
Expected volatility	64.1%	64.1%	88.1%	84.3%	46.1%
Expected life, range in years	0.34	0.10	0.25	0.35	0.50
Expected dividend yield on stock	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	0.23%	0.21%	0.24%	0.24%	0.28%

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES (Continued)

Common Stock Warrant Liability

	September 30, 2010	July 29 - August 24, 2010	June 30, 2010	May 13 - 27, 2010	March 31, 2010
Expected volatility	74.0%	73.6%	78.1%	76.4%	69.0%
Expected life, range in years	4.50	4.60	4.75	4.84	5.00
Expected dividend yield on stock	0.0%	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	1.16%	1.23%	1.83%	2.14%	2.63%

8. STOCKHOLDERS' DEFICIT

Retroactive Presentation for Reverse Common Stock Split

        Effective June 28, 2010, the Company implemented a 1-for-4 reverse stock split of its issued and outstanding common stock. All common share and per share information in the accompanying condensed financial statements have been retroactively restated to reflect the reverse common stock split.

Stock Warrants

        A summary of the warrant activity and related information is presented below:

	September 30, 2010		December 31, 2009
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price
Outstanding—beginning of period	—	$—	641,322	$1.00
Granted	1,026,126	2.68	430,617	3.00
Exercised	—	—	(1,042,239)	1.84
Canceled	—		(29,700)	0.20

Outstanding—end of period	1,026,126	2.68	—	—

Exercisable—end of period	1,026,126	2.68	—	—

Stock Options

        Under the Company's Comprehensive Management Incentive Plan (the "Plan"), the number of options authorized is limited to 18 percent of the total outstanding common shares. As of September 30, 2010, the number of options authorized was 3,730,400.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' DEFICIT (Continued)

        A summary of the Company's stock option activity for the nine months ended September 30, 2010 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	3,596,195	$1.55	6.17	$6,515,929
Granted	10,000	2.62
Exercised	—	—
Forfeited	(185,000)	(1.97)

Options outstanding as of September 30, 2010	3,421,195	1.55	3.86	211,156

Options exercisable as of September 30, 2010	3,141,195	1.55	3.77	211,156

        As of September 30, 2010 there was $1,058,407 of total unrecognized compensation cost with a weighted average vesting period of 1.46 years related to unvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the nine months ended September 30, 2010 was $679,898.

        A summary of the Company's non-vested options for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2009	525,000	$3.34
Granted	10,000	2.62
Vested	(203,750)	(3.88)
Forfeited	(10,000)	(2.62)

Nonvested as of September 30, 2010	321,250	4.04

        The Company uses the Black-Scholes option-pricing model to estimate the value of its share-based payments. The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2010 and 2009 are set forth in the following table. Subsequent to the Merger, the expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. Prior to the Merger, the expected volatility is based on the volatility of the Dow Jones Small Cap Medical Index. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the options immediately prior to the grant date. The Company uses historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' DEFICIT (Continued)

securities constant maturity rate that corresponds to the expected term in effect at the time of grant. The fair value of common stock is based on closing stock quotes for the Company's common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	—	22.80%	89.36% - 91.04%	22.80%
Expected life, range in years	—	9.00	6.25	9.00
Expected dividend yield on stock	—	0.00%	0.00%	0.00%
Risk free interest rate range	—	3.52%	3.56% - 3.85%	3.52%
Fair value of common stock	—	$1.50	$3.36 - $3.44	$1.50

9. SUBSEQUENT EVENTS

        On July 28, 2010, the Company's Board of Directors implemented a furlough to reduce overhead costs and conserve cash. The furlough, which was effective August 13, 2010, was for ten weeks. On October 25, 2010, the Company laid-off 9 of the Company's 17 employees, including employees in operations and engineering.

        Subsequent to September 30, 2010, the Company amended the Notes extending the maturity date from October 8, 2010 to January 31, 2011. The Notes may be extended to April 15, 2011 at the request of the Company and with agreement from the first lien holders of the Notes. In conjunction with the extension of the Notes, the Company issued 275,000 restricted shares of its common stock and warrants to purchase 1,026,126 shares of its common stock.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

        This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

        From inception through September 30, 2010, we have generated revenues solely from grants and research contracts. The WBU system has not yet been approved by the FDA for commercial sale; therefore, we have not yet generated revenues from non-research product sales. We have incurred losses since we began operating. As of September 30, 2010 and December 31, 2009, we had an accumulated deficit of $29,962,030 and $25,187,868 respectively. To date, we have been dependent on debt and equity funding to support our operations, and we will continue to be dependent on similar financing to support our operations until we generate significant revenues from the WBU system. There is substantial doubt about our ability to continue as a going concern, and no adjustments have been reflected in our financial statements that may result from the outcome of this uncertainty.

Recent Developments

Layoff

        On July 28, 2010, our Board of Directors implemented a furlough to reduce overhead costs and conserve cash. The furlough, which was effective August 13, 2010, was for ten weeks. On October 25, 2010, we laid-off 9 of our 17 employees, including employees in operations and engineering.

Senior Secured Convertible Promissory Notes

        Subsequent to September 30, 2010, we amended the Notes extending the maturity date from October 8, 2010 to January 31, 2011. The Notes may be extended to April 15, 2011 at our request and with agreement from the first lien holders of the Notes. In conjunction with the extension of the due date of the Notes, we issued 275,000 restricted shares of our common stock and warrants to purchase 1,026,126 shares of our common stock.

Significant Accounting Policies

Revenues

        Since inception, we have generated revenues from federal research grants and private and government research contracts. We recognize revenues when services have been provided and invoiced to the federal government or other research partners.

        During the three and nine months ended September 30, 2010 and 2009, we recognized revenues in connection with federal grants from the Department of Health and Human Services for cancer treatment research. In March 2009, a second no-cost extension was applied for and received on our Ultrasound Quantitative Backscatter and Inverse Scattering ("QUB") grant as well as on our Thermoacoustic and Inverse Scattering Breast Cancer Scanner ("Thermoacoustic") grant extending the period on both grants to March 28, 2010 and March 31, 2010 respectively. The QUB Grant was completed by March 31, 2010. In March 2010, we applied for and received a third no-cost extension on the Thermoacoustic Grant extending the period to March 31, 2011.

        The FDA has not approved the WBU system for commercial sale; therefore, we have not generated revenues from commercial product sales.

Operating Expenses

        We classify our operating expenses between, selling, general and administrative expenses; research and development expenses; and direct grant expenses.

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

        The accounting for derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur. For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, we determine the fair values of these instruments using the Black-Scholes option-pricing model and the Binomial option-pricing model. These models require assumptions related to the expected term of the instrument, risk-free rates of return, our current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

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

Direct Grant Expenses

        Direct grant expenses consist of costs incurred directly related to performance on the government grants. These expenses consist primarily of payroll, travel and direct material expenses. These expenses are charged to direct grant expense as incurred. Due to the fact that (1) we are incurring the expenses regardless of whether or not a government grant is obtained, (2) we are the primary obligor, (3) we have reasonable latitude in establishing the grant amount, (4) we perform the services, (5) we have discretion in supplier selection, and (6) we determine the specifications of the research; the direct grant expenses are presented gross of government grant revenues.

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

        We use the Black-Scholes option-pricing model to estimate the value of our share-based payments. Prior to the Merger, the fair value of common stock is based on the cash paid by unrelated investors for the Company's stock. Subsequent to the Merger, the fair value of common stock is based on closing stock quotes for the Company's common stock. Prior to the Merger, the expected volatility was based on the volatility of the Dow Jones Small Cap Medical Equipment Index. Subsequent to the Merger, the expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. We calculated expected volatility using the daily closing total returns for these similar companies for a period of time equal to the expected term of the options immediately prior to the grant date. We use historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the United States treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Results of Operations

For the Three and Nine Months Ended September 30, 2010 compared to the Three and Nine Months Ended September 30, 2009

Revenues

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Government grant	$6,764	$118,939	-94%	$101,105	$750,738	-87%

        Government grant revenues decreased $112,175 and $649,633 for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. This decrease in revenues is the result of the Inverse Scatter Breast Scan ("SBIR") grant being completed as of December 31, 2009 and the QUB grant being completed as of March 31, 2010. The Thermoacoustic grant decreased $1,348 and increased $45,613 for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. Grant revenues are expected to decline with the primary emphasis shifting to the subcontract work of completing the clinical studies under our largest Small Business Innovative Research Award.

Operating Expenses

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Selling, general and administrative expenses	$701,667	$417,461	68%	$2,379,434	$961,379	148%

        Selling, general and administrative expenses increased $284,206 and $1,418,055 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.

        This increase in selling, general and administrative expenses for the three months ended September 30, 2010 was primarily due to the following:

  •
  stock-based compensation of $192,656 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

  •
  professional fees of $52,040 for legal and accounting services;

  •
  Director fees of $25,000; and

  •
  travel and related expenses of $17,388.

        The foregoing increase in selling, general and administrative expenses for the three months ended September 30, 2010 was offset by a decrease in other selling, general and administrative expenses of $2,878.

        The increase in selling, general and administrative expenses for the nine months ended September 30, 2010, was primarily due to the following:

  •
  stock-based compensation of $641,869 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

  •
  professional fees of $275,987 for legal and accounting services;

  •
  marketing expenses of $177,496 primarily due to costs associated with public relations;

  •
  compensation and related expenses of $95,307 primarily due to the Company previously reducing wages for the nine months ended September 30, 2009 and then subsequently increasing them in 2010;

  •
  Director fees of $75,000;

  •
  travel and related expenses of $68,707

  •
  depreciation expense of $21,963;

  •
  liability insurance expense of $20,459; and

  •
  other selling, general and administrative expenses of $41,267.

Research and Development Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Research and development expenses	$361,789	$405,508	-11%	$1,395,466	$990,210	41%

        Research and development expenses decreased $43,719 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, and increased $405,256 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

        This decrease in research and development expenses for the three months ended September 30, 2010 was primarily due to the following:

  •
  engineering and design support of $122,052 pursuant to the Esaote Original Equipment Manufacturing Agreement ("OEM Agreement") incurred during 2009; and

  •
  research and development supplies of $13,121.

        The foregoing decreases in research and development expenses for the three months ended September 30, 2010 were partially offset by an increase in the following:

  •
  compensation and related expenses of $29,741 primarily due to the Company previously reducing wages during the three months ended September 30, 2009 and then subsequently increasing them in 2010;

  •
  depreciation expense of $29,330;

  •
  clinical work of $25,605 to establish and support the clinical utility of the WBU system; and

  •
  other research and development expenses of $6,778.

        The increase in research and development expenses for the nine months ended September 30, 2010, was primarily due to the following:

  •
  compensation and related expenses of $352,499 primarily due to the Company previously reducing wages during the nine months ended September 30, 2009 and then subsequently increasing them in 2010;

  •
  clinical work of $81,023 to establish and support the clinical utility of the WBU system;

  •
  depreciation expense of $87,853; and

  •
  other research and development expenses of $5,932.

        The foregoing increase in research and development expense for the nine months ended September 30, 2010 was partially offset by a decrease in engineering and design support of $122,051 pursuant to the Esaote OEM Agreement incurred during 2009.

Direct Grant Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Direct grant expenses	$12,086	$160,598	-92%	$126,746	$537,986	-76%

        Direct grant expenses decreased $148,512 and $411,240 for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. This decrease is primarily the result of decreased expenditures on the SBIR and QUB grants that were closed as of December 31, 2009 and March 31, 2010, respectively.

Other Income and Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Other income and expenses
Interest income	$55	$58	-5%	$615	$1,137	-46%
Interest expense	(1,696,002)	(8)	N/A	(2,989,848)	(117)	N/A
Gain on derivatives	2,168,687	—	N/A	2,015,612	—	N/A

        Interest income was consistent for the three months ended September 30, 2010 as compared to September 30, 2009, and decreased $522 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, primarily as the result of the reduced balance in interest-bearing cash and cash equivalent during the periods.

        Interest expense increased as a result of interest expense being incurred on the convertible notes payable, debt issuance costs and the amortization of the convertible note discount.

        Gain on derivatives was $2,168,687 and $2,015,612 for the three and nine months ended September 30, 2010, as compared to $0 for the three and nine months ended September 30, 2009. The gain on derivatives was a result of the valuation of our derivative financial instruments associated with our convertible notes payable issued during the three and nine months ended September 30, 2010, as detailed in the notes to the financial statements.

Results of Operations for the Development Stage

        Since the inception of our development stage (January 1, 2002) through September 30, 2010, we have generated $3,146,569 of revenues from government grants and have experienced cumulative net losses of $29,572,637. Selling, general and administrative expenses were $15,343,019, research and development expenses were $14,243,223, and direct grant expenses were $2,001,902 for the development stage period. All research and development costs are expensed as they are incurred, which include, but are not limited to, personnel, prototype materials, lab supplies, consulting and research-related overhead.

Liquidity and Capital Resources/Plan of Operations for the Next 12 Months

	For the Nine Months Ended September 30,
	2010	2009	% Change
Net cash used in operating activities	$(2,912,427)	$(1,250,124)	133%
Net cash used in investing activities	(157,411)	—	N/A
Net cash provided by financing activities	2,885,000	1,407,291	105%

        During the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity funding to sustain our operations. Our WBU system has not been approved by the FDA for commercial sale. Therefore, we have not generated revenues from non-research product sales. We have incurred losses and used cash in operating activities since inception. As of September 30, 2010, we had an accumulated deficit of $29,962,030 and negative working capital of $5,268,927. We have had minimal revenues since inception. Until (1) our WBU system is approved by the FDA for commercial sale, (2) we realize income from operations, and (3) we generate cash from operating activities, we expect our short and long-term liquidity issues and uncertainties to remain.

        We plan to address our liquidity issues through the sale of equity securities, collaboration with third parties to accelerate the introduction of product and services into the market, and continued focus on obtaining approval from the FDA for our product and services to qualify for commercial sale. We have implemented the following cost reductions to assist in decreasing our cash needs:

  •
  20% reductions in salary beginning June 1, 2010; and

  •
  Laid-off 9 of our 17 employees on October 25, 2010, which will result in an annual savings of approximately $760,000.

Operating Activities

        We used cash in operating activities of $2,912,427 for the nine months ended September 30, 2010, as compared to using $1,250,124 for the nine months ended September 30, 2009. We continue to use significant amounts of cash as we move our product development efforts forward. We have used cash in operating activities of $22,881,376 from the inception of the development stage (January 1, 2002) through September 30, 2010.

Investing Activities

        We used cash in investing activities of $157,411 for the nine months ended September 30, 2010, for the purchase of equipment. In comparison, we used no cash in investing activities for the nine months ended September 30, 2009. We have used cash in investing activities of $1,170,225 from the inception of the development stage (January 1, 2002) through September 30, 2010.

Financing Activities

        We generated cash from financing activities of $2,885,000 for the nine months ended September 30, 2010, as compared to $1,407,291 for the nine months ended September 30, 2009, primarily from the issuance of convertible notes. We have generated cash from financing activities of $23,954,295 from the inception of the development stage (January 1, 2002) through September 30, 2010. We expect to continue to seek additional funding to meet our working capital requirements through collaborative arrangements and securities, research grants, and/or bank borrowings. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all.

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

Recent Accounting Pronouncements

        On September 15, 2010, the SEC issued Release No. 33-9142, "Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers." This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES

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

        In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2010), the Company performed an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.

        After considering the restatement referred to below and based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q conducted by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. In light of this material weakness, the Company performed additional analysis and post-closing procedures to ensure the Company's financial statements were prepared in accordance with U.S. generally accepted accounting principles. The Company's management has concluded that the financial statements included in this Form 10-Q present fairly in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

        The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning (1) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (2) material weaknesses in the design or operation of our internal control over financial reporting referred to in paragraph 5 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Discussion of Material Weakness

        On July 24, 2010, management identified a material weakness in the Company's internal control over financial reporting. The material weakness first began on October 9, 2009 concurrent with the Company becoming a public registrant. As of March 31, 2010, the Company did not maintain effective controls over the determination and reporting of stock-based compensation expense and the fair value calculation of the Company's derivative liabilities. This deficiency resulted in the restatement of the Company's condensed interim financial statements for the quarter ended March 31, 2010. Management believes it has taken steps to substantially remediate this material weakness during the quarter ended September 30, 2010 and through the date of filing this report.

Changes in Internal Control Over Financial Reporting

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

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit	Identification of Exhibit
3.1	Certificate of Incorporation, filed with the Secretary of State of the State of Delaware	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2009
3.1.1	Certificate of Amendment to the Certificate of Incorporation filed June 18, 2010	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2010
3.1.2	Certificate of Correction filed June 22, 2010	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2010
3.2	Bylaws	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2009
4.1	The Convertible Note	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
4.2	Warrant	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.1	Note and Warrant Purchase Agreement dated as of March 30, 2010 by and among TechniScan, Inc. and the investors party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.2	Amendment to the Note and Warrant Purchase Agreement by and among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.	Incorporated by reference to our Form 8-K filed with the SEC on August 4, 2010
10.2.1	Amendment to the Note and Warrant Purchase Agreement by and among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.	Incorporated by reference to our Form 8-K filed with the SEC on October 1, 2010
10.2.2	Amendment to the Note and Warrant Purchase Agreement by and among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.	Incorporated by reference to our Form 8-K filed with the SEC on October 11, 2010
10.2.3	Amendment to the Note and Warrant Purchase Agreement by and among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.	Incorporated by reference to our Form 8-K filed with the SEC on October 19, 2010
10.2.4	Amendment to the Note and Warrant Purchase Agreement by and among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.	Incorporated by reference to our Form 8-K filed with the SEC on November 3, 2010
10.3	Registration Rights Agreement dated as of March 30, 2010 by and among TechniScan, Inc. and the investors party thereto.	Incorporated by reference to our Form 10-K filed with the SEC on April 5, 2010

Exhibit	Identification of Exhibit
10.4	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on May 14, 2010.
10.4.1	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on October 1, 2010.
10.4.2	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on October 11, 2010.
10.4.3	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on October 19, 2010.
10.4.4	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.	Incorporated by reference to our Form 8-K filed with the SEC on November 3, 2010.
10.5	Security Agreement dated as of March 30, 2010 by and between TechniScan, Inc. Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.	Incorporated by reference to our Form 8-K filed with the SEC on April 5, 2010
10.6
	Patent, Trademark and Copyright Security Agreement dated March 30, 2010 by and between TechniScan, Inc. and Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.	Incorporated by reference to our Form 8-K and filed with the SEC on April 5, 2010
10.7	Form of Senior Secured Convertible Promissory Note of TechniScan, Inc. , as amended	Incorporated by reference to our Form 8-K filed with the SEC on May 14, 2010.
10.8	Form of Common Stock Purchase Warrant of TechniScan, Inc.	Incorporated by reference to our Form 8-K filed with the SEC on May 14, 2010.
31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, in Salt Lake City, State of Utah, on November 22, 2010.

TECHNISCAN, INC. (Registrant)
By:	/s/ DAVID C. ROBINSON David C. Robinson Chief Executive Officer (principal executive officer)
By:	/s/ STEVEN K. PASSEY Steven K. Passey Chief Financial Officer (principal financial and accounting officer)