Form 10-K
period 2010-12-31
TechniScan, Inc.
filed 2011-03-25
CIK 1398026

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, based on the average bid and asked price of $2.50 as reported on the OTC Bulletin Board on that date, was $37,811,735.

         According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of the latest practical date: 21,986,944 as of March 22, 2011.

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

        Readers should carefully review and consider the various disclosures made by us in this Annual Report, set forth in detail in Item 1A of Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.    BUSINESS

Corporate History

        TechniScan, Inc. ("we," "us," "our," the "Company," and "TechniScan") was incorporated under the name Castillo, Inc. pursuant to the laws of the State of Nevada on February 2, 2007, and changed its state of incorporation from the State of Nevada to the State of Delaware on October 8, 2009. Until the Merger (described below), we had no substantial business operations and no revenues. On October 9, 2009, TechniScan, Inc, a Utah corporation ("TechniScan Utah") was first merged into our wholly owned subsidiary, and then immediately merged into us (collectively referred to as the "Merger"). Pursuant to the Merger, we succeeded to the business of TechniScan Utah as our sole line of business and changed our name to "TechniScan, Inc." In this Annual Report, unless the context specifies otherwise, all references to "we," "us," the "Company" and "TechniScan" refer to the business of TechniScan Utah prior to the Merger and TechniScan, Inc., a Delaware corporation, after the Merger. In addition, unless the context specifies otherwise, all references to "stockholder" or "shares of common stock" refer to ownership of shares of the combined company following the Merger.

Recent Developments

        On February 17, 2011, TechniScan and Womens3D, Inc. ("Womens3D") entered into (1) a Manufacturing Agreement of the products developed pursuant to the Product Development Agreement (the "PDA") the parties entered into on January 11, 2011; (2) a Trademark and Copyright License Agreement governing each party's respective use of the other party's marks and copyrights; and (3) a Subscription Agreement to which Womens3D will issue shares of its common stock to us in amounts equal to 20% of the fully diluted equity of Womens3D.

        On February 14, 2011, we issued as part of our private debt offering additional senior secured convertible promissory notes ("Notes") in the principal amount of $75,000 to a member of our board of directors ("Board"). As part of the purchase of the Notes, we issued common stock purchase warrants ("Warrants") exercisable for five years from the date of grant to purchase an aggregate of 27,986 shares of our restricted common stock ("Shares"), at an exercise price of $2.68 per share.

        On January 31, 2011, we amended the Note and Warrant Purchase Agreement ("Note Purchase Agreement") dated March 30, 2010 with Biotex Pharma Investments LLC ("Biotex"), Danal International Trading Corp. ("Danal"), Kenneth G. Hungerford II ("Hungerford"), Michael J. Jandernoa ("M. Jandernoa") and Carl Jandernoa ("C. Jandernoa"). Pursuant to the amendment, we issued Notes with an aggregate face value of $275,000 due and payable April 15, 2011. As part of the issuance of the Notes for cash, we issued an aggregate of 27,500 Shares. Also as part of the purchase of the Notes, we issued Warrants exercisable for five years from the date of grant to purchase an aggregate of 102,614 Shares, at an exercise price of $2.68 per share. The Notes and Warrants issued have the same material terms as the amended senior secured convertible promissory notes and the amended common stock purchase warrants ("2010 Warrants"), respectively, we issued pursuant to the Note Purchase Agreement and other investment documents in connection with our private debt offering described in our Current Reports on Form 8-K filed with the SEC on April 5, 2010, May 14, 2010, May 25, 2010, October 1, 2010, October 12, 2010, October 19, 2010, November 3, 2010 and November 18, 2010.

        Effective January 31, 2011, with the cash payment of $229,437 to Biotex and $45,563 to Danal, the maturity date of all our secured convertible promissory notes ("Secured Notes") was extended to April 15, 2011(the "Extension"). As part of the Extension, we issued an aggregate of 285,000 Shares. Also as part of the Extension, we issued Warrants exercisable for five years from the date of grant to purchase 1,063,439 shares of common stock, at an exercise price of $2.68 per share to all current note holders. The Warrants issued to the current note holders have the same material terms as the 2010 Warrants.

        On January 11, 2011, we entered into an Equity Purchase Agreement with Southridge Partners II, LP ("Southridge"), pursuant to which Southridge committed to purchase up to $10,000,000 of our common stock over a two-year period, as and when we determine appropriate in accordance with the terms and conditions of the Equity Purchase Agreement.

        On January 11, 2011, we entered into the PDA with Womens3D, pursuant to which we will design, jointly with Womens3D, and develop ultrasound products for sale by Womens3D to providers of women's healthcare services and products in the United States and certain countries in the Middle East who perform breast imaging, other than providers (1) registered with and/ or licensed by the United States Food and Drug Administration ("FDA") that derive at least 51% of their annual revenue from breast cancer screening and diagnostic imaging under the Mammography Quality Standards Act ("MQSA"); and (2) that derive a material portion of their annual revenue from cosmetic surgery involving breast implants.

Overview

        We are a medical device company engaged in the research, development, and commercialization of an ultrasound breast imaging system. We developed a unique ultrasound technology platform, known as the Warm Bath Ultrasound imaging system ("WBU"), which utilizes computational software to produce high resolution images and unique information about the bulk properties of tissues in the breast. WBU is a flexible, automated breast imaging system that produces images using both reflection and transmission properties of ultrasound. Traditional reflection ultrasound images are created from the reflected sound waves and transmission ultrasound images, representing the speed and attenuation of sound, are created using data that are generated as the sound waves travel through the breast tissue.

The images produced by WBU are unique, three-dimensional, whole breast images and are expected to provide radiologists, surgeons and oncologists with an effective imaging tool for diagnosing and managing breast disease.

        We are developing support for clinical users of the WBU system through the TechniScan Imaging Network ("TIN"), which is a suite of tools and applications designed to enhance the value and capabilities of the system. Our business objectives are to commercialize our product developed to aid in the detection and diagnosis of breast cancer and to further expand our services in the same area. Our technology was developed through years of research supported, in part, by federal research grants and private and government research contracts. To date, our revenues have been from government grants and other research partners.

        Pursuant to FDA regulations, we must obtain either a 510(k) clearance or Pre Market Authorization ("PMA") prior to marketing our products in the United States. The 510(k) submission is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective, or substantially equivalent ("SE"), as a legally marketed device that is not subject to PMA. The WBU system will be cleared for marketing in the United States upon receipt of a letter from the FDA which finds the WBU system SE or upon PMA. We have been working with Esaote S.p.A. ("Esaote"), an Italian ultrasound equipment manufacturer, and The Anson Group, a regulatory consulting group, in connection with our submission of a 510(k) application. A 510(k) application to the FDA for the WBU system was submitted on May 11, 2009 to InterTek, a qualified FDA third-party reviewer, on our behalf by Esaote. On August 13, 2009, InterTek forwarded our application to the FDA with a recommendation for an SE finding. The FDA responded to our application with a request for additional clinical information. Since the third-party review program does not provide for a review of clinical data, the FDA further requested that the third-party submission be withdrawn and resubmitted directly to the FDA. On November 25, 2009, we submitted a 510(k) application to the FDA for the WBU system that included clinical data in support of the application. The submission again was made by Esaote on our behalf, using The Anson Group as the 510(k) preparation consultant. In February 2010, the FDA provided Esaote with another request for additional data to clarify the submission and provide additional clinical data in support of the submission. The response was made by Esaote on our behalf on May 18, 2010.

        On August 9, 2010, we were notified by Esaote that the FDA had issued a finding for the MyLab70-XVG Whole Breast Ultrasound Model 6100. The FDA determined that the clinical data submitted was not adequate to show that the subject device is SE to the predicate device designated in the submission documents. In light of this determination, the subject device was automatically classified as a Class III device and therefore subject to an approved PMA or an additional 510(k) submission supported by clinical case studies prior to legally marketing the device in the United States. We intend to file a 510(k) or PMA that includes both the reflection and transmission properties of the WBU by the first quarter of 2012.

        Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In order to sell our products within the European Union ("EU"), we are required to achieve compliance with requirements of the European Union Medical Device Directive and affix a "CE" marking on our products to demonstrate such compliance. The CE mark is a mandatory conforming mark on many products marketed in the EU. It certifies that a product has met EU consumer safety, health or environmental requirements. We have performed compliance testing for CE mark certification and must make two modifications to bring the WBU system into compliance. We anticipate that those modifications will be completed during the first half of 2011.

        Since inception, we have incurred net operating losses. As of December 31, 2010, we had an accumulated deficit of approximately $30.5 million, negative working capital of $4.9 million and minimal revenues. Losses have principally occurred as a result of the substantial resources required for research and development and clinical trials required to develop the WBU system for FDA approval and market launch. Losses have also been incurred from general and administrative expenses associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the regulatory approval process and proposed commercialization of our technology, research and development. We will also need to increase our selling and marketing activities and general and administrative expenses to market and sell the WBU system in the United States and overseas after approval is obtained.

        Our continuing losses, among other things, have caused our independent registered public accounting firm to add an explanatory paragraph to its audit report on our 2010 and 2009 financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Although we are focused on our research, development, and commercialization of the WBU system, there can be no reasonable assurance that such efforts will result in the establishment of predictable and scalable sources of revenue.

Industry Background

        Despite the massive attention given to breast cancer prevention and treatment, the American Cancer Society projected that in 2009, 254,650 women would be diagnosed with invasive and in situ (early stage) breast cancer, and breast cancer will claim the lives of 40,170 women. The American Cancer Society further estimates that one out of every eight women will develop breast cancer at some point during her life time and one in every 42 women who turn 50 today will have a diagnosis of breast cancer before she turns 60. We believe that high visibility media coverage combined with effective public education and a continued focus on women's health issues in the medical community have resulted in a rapidly growing market for breast cancer screening. The breast cancer detection and diagnostic technologies market (including mammography, MRI, and ultrasound, as well as genetic testing and minimally invasive breast biopsy) totaled approximately $1.5 billion in the United States in 2008, and is expected to grow at a compounded annual rate of 5% over the next five years according to Medtech Insight. According to a Center for Disease Control National Health Interview Survey in 2005, the percentage of women age 40 and older who reported having a mammogram within the two years prior to the study rose from 29% in 1987 to just over 65% in 2005. We believe that this trend will result in significant continued growth in the diagnostic imaging market segment.

        Currently, there are several dominant screening and diagnostic technologies in the medical industry that are used both dependently and independently of each other in an effort to locate cancers at an early stage, which improves treatment outcomes; each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations. Industry methods and technologies include:

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

Our Strengths

        Our proprietary, patented, computational software is the key component of the WBU system, which we believe makes it different from, and better than, current ultrasound technology. The software relies on complex algorithms to calculate the actual speed and attenuation of sound at each point in the breast. We believe the complexity of the algorithms, especially the algorithm for inverse scattering, creates a significant barrier to entry for potential competitors. We are not aware of any competitor capable of solving the wave propagation inverse scattering problem efficiently and accurately enough to be medically valuable. During the breast cancer screening and diagnosis process, ultrasound is currently used as an adjunct to mammography. In its currently used form, reflection ultrasound is highly dependent on the skill of a trained operator, and it does not show how much of the breast has been imaged. We believe that the WBU system will be sensitive enough to detect most breast cancers in the early stages of development. Additionally, because of the unique information about bulk tissue properties contained in the WBU system's speed and attenuation of sound images, we expect to be able to provide radiologists with information that allows them to more clearly distinguish between cancerous and benign or normal tissues, thereby significantly reducing the rate of unnecessary biopsies.

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

        Since the technology is relatively operator independent, the cost of implementation is low and it does not expose patients to ionizing radiation or discomfort. We expect that radiologists could be able to more accurately monitor changes in breast tissue over a period of time in the same individual. We also expect to be able to pinpoint the exact location of a tumor for biopsy. We believe that present ultrasound technology has a limited field of view. It displays only a small portion of the breast at one time. Our technology is designed to image the entire breast at one time, with uniform spatial resolution throughout the breast.

Our Strategy

        Our regulatory strategy includes:

  •
  Obtaining marketing clearance of WBU through the FDA's 510(k) or PMA program.

  •
  Delivery of a WBU system by the first half of 2012 that meets European mandatory CE Mark requirements to Esaote for manufacture. As a CE Approved Manufacturer, Esaote will seek to ensure that the system meets regulatory requirements in the countries covered by our distribution agreement with Esaote.

        Our clinical testing strategy includes the following:

  •
  We expect to determine the inter-reader variability and performance of the WBU system using a well-controlled, blinded review process.

  •
  We expect to develop a pilot study to address inter-reader variability and expected improvement over handheld ultrasound in order to determine the number of readers and cases necessary to conduct a larger pivotal trial that will address the regulatory question of substantial equivalence.

  •
  We believe that currently available clinical data will be sufficient for the pilot study; however, we will require a blinded and well-controlled analysis of these cases by several radiologist reviewers.

  •
  We anticipate the pilot study, including case validation, and design of a larger pivotal trial, based on the result of the pilot study, to be completed during the second quarter of 2011.

  •
  We expect to submit to the FDA our pivotal trial protocol as part of a pre-investigational defice exemption ("IDE") meeting package in anticipation of obtaining agreement from the FDA regarding the design, statistical plan including number of readers/cases, and whether the endpoints are consistent with the proposed indications and intended use of the WBU system, which should provide guidance on the type of submission required.

  •
  We anticipate using the pivotal trial results, which we anticipate to begin in the second quarter of 2011, to submit a complete 510(k) or PMA application.

  •
  We believe that current clinical sites are expected to yield sufficient data for the 510(k) or PMA application.

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

  •
  create user loyalty.

Products and Services

        WBU.    The WBU system is comprised of several individual subsystems that support patient imaging, data management and image display. The physical system is a collection of modular components that control the electrical and mechanical systems, gather and manage the ultrasound data; imaging software that produces images of both reflection and transmission ultrasound; and workstation software that allows users to access the images in standard digital medical workstation software ("DICOM") format. The system is designed to allow easy plug-and-play modification and/or upgrade of the physical system as well as remote query, system diagnosis, and upgrades. Included in the system are hand-held probes that physicians can utilize to image closer to the chest wall and for guidance in conducting breast biopsies.

        The WBU system produces three unique images based on both traditional B-mode (reflective) ultrasound and on transmission ultrasound. WBU uses proprietary, patented software methodologies that utilize the mathematics of inverse scattering to produce transmission images of the speed and attenuation of sound through the breast. We have incorporated a three-dimensional version of B-mode ultrasound (or reflective ultrasound) into the WBU imaging platform. The reflection images are refraction corrected by utilizing the transmission data—the speed of sound—traveling through human breast tissue. The unique combination of these refraction corrected reflection images into a three-dimensional volume are designed to provide physicians with a new way of viewing and interpreting ultrasound images, especially when combined with the quantitative information about the bulk tissue properties of the breast provided by the numerical transmission data. Images are produced and data are recorded in successive "slices" of the breast. This information is used to develop two-dimensional inverse scattering images that are then stacked and interpolated to provide an initial approximation for imaging in all three dimensions.

        Studies have demonstrated that the unique properties of sound speed and attenuation may be effective in assisting radiologists to distinguish between normal or benign tissues and many types of cancers. We expect that our scanner will provide women of all ages and breast densities with an effective test for the presence of breast cancer.

        We have incorporated a three-dimensional version of B-mode ultrasound (or reflective ultrasound) into the WBU imaging platform. There are significant differences between traditional hand-held B-mode reflection images and the reflection tomography images produced by the WBU system:

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

        WBU Workstation.    While the WBU system is designed to meet currently available commercial DICOM standards, TechniScan is also developing a dedicated image viewing workstation to allow clinicians to better utilize the full spectrum of the information available from the WBU system. Over time, we expect to collect clinical information from WBU exams conducted at user sites allowing us to enhance the value of the diagnostic data and generate additional recurring revenues by selling a library of aggregated information for volumetric breast density, and other uniquely measured data such as speed and attenuation.

        WBU Handheld Probe.    The WBU system is integrated with the Esaote top of the line handheld ultrasound system MyLab70XVG, which provides a complementary option for the physician. The MyLab 70 handheld system includes high frequency linear hand-held ultrasound probes developed by Esaote, which can be used for conducting area specific examinations using standard B-mode ultrasound. The handheld probes can be used for conducting area specific examinations and/or ultrasound-guided biopsies using standard B-mode ultrasound. After scanning the patient with the WBU system and localizing a suspicious lesion, the physician can ask the patient to roll over in order to perform handheld ultrasound procedures.

        The ultrasound-guided biopsy procedure minimizes the need to remove tissue surgically and there is no radiation exposure compared to using an x-ray to locate a lesion for biopsy. The physician places the ultrasound probe over the site of the breast lesion and, using local anesthesia, guides a biopsy needle directly into the lesion to take a tissue sample. Additionally, the WBU handheld probes will include an optional proprietary biopsy guidance tool to assist physicians in conducting accurate biopsies of identified areas of concern.

        TIN.    TIN is being developed to provide users of the WBU system with a suite of tools and applications to enhance the value and capabilities of the system over time. TIN is intended to provide users with a reliable and secure method of providing physicians, administrators, payers, and patients with timely access to their diagnostic studies and reports, while ensuring that all data is disclosed only to those with permissions to access it. TIN is anticipated to optimize the use of diagnostic information by healthcare providers by providing a common platform to store, archive, correlate, analyze and/or collaborate about cases, giving the physician ultimate control of their diagnostic process. TIN is also expected to allow healthcare professionals a flexible, fully customizable, environment in which they can develop and store their own data or access anonymized data from other related images.

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

Testing

        The WBU system has been tested for algorithm development, comparison to other imaging modalities such as handheld ultrasound and breast MRI, understanding how the unique system characteristics fit into current clinical practice, and for safety testing related to United States and European regulatory requirements. The testing of the system has occurred at different testing facilities, on subjects both with and without benign and/or malignant breast findings, and on a variety of phantom breast models.

Clinical Testing

        Clinical testing is currently ongoing or planned at three locations:

  •
  University of California San Diego ("UCSD"), Moores Cancer Center;

  •
  The University of Freiberg Women's Clinic, Freiberg, Germany; and

  •
  Mayo Clinic ("Mayo"), Rochester, Minnesota.

Clinical testing—United States

        In the United States, clinical testing is currently ongoing at UCSD and Mayo. The protocols for these sites are designed to provide us with a comprehensive set of clinical data that will support comparative evaluation of competitive technologies such as breast MRI and handheld ultrasound as well as evaluate the diagnostic value of the unique quantitative data sets obtained from transmission imaging. These clinical studies are being conducted under a grant from the National Institutes of Health—National Cancer Institute (NIH/NCI). There have been over 100 patients enrolled and scanned at UCSD under the current protocol.

Clinical Testing—Europe

        Esaote has recently deployed a WBU imaging system to the University of Freiberg and clinical studies were started in the second half of 2009. The clinical strategy with this deployment is to perform additional testing at a clinical site as well as perform studies on a significant number of cancer patients to test the clinical utility and image quality of the system in this particular patient group. There have been over 50 patients scanned at Freiburg. Esaote is responsible for paying the costs associated with clinical studies in Freiburg under a European Market Development Agreement ("Market Agreement") including a planned system upgrade scheduled during 2011.

Comparison to Hand-Held Ultrasound ("HHUS")

        A preliminary study was conducted to compare HHUS to the WBU system. To conduct this comparison, a Gammex 429 Breast Biopsy Phantom (www.gammex.com) was used. The phantom contained 11 - 7mm, 10mm and 15mm spheres containing either water or low or high density materials.

        We used an experienced, independent ultrasound technician to perform an HHUS on the Gammex phantom. A WBU scan was also performed to compare lesion identification, size and location between HHUS and WBU. All 11 targets were identified on the HHUS and WBU, therefore, sensitivity was established at 100% for both methods.

        For accuracy, comparison of target dimensions was completed and average error from the value given by the manufacturer was determined. Accuracy of the measurement test was 95% for the WBU and 85% for HHUS, and the difference was considered statistically significant.

        Specificity was also calculated wherein both HHUS and WBU correctly located and identified all of the cysts (100% specificity for each). Specificity for mass density was 100% for WBU (using the speed data to determine density) and 72% for HHUS. We believe these results indicate that when the WBU speed of sound values are used, it is better than HHUS at determining the internal "structure" or "density" of a given mass.

WBU Bench Test Data

        Bench testing of the WBU system has been performed as part of the FDA submission to show that it can identify and localize lesions and breast features in 3D. Recently, the FDA requested additional bench test data to provide supporting, quantitative evidence for the validity of the information content of the tomographic images produced by the WBU system.

        In response to the FDA, a breast phantom was scanned using both WBU and MRI imaging modalities so that the accuracy of the WBU system could be demonstrated and the location and size of the lesions could be validated and compared statistically between the two imaging modalities.

        An MRI was chosen as a comparison modality because it uses a similar scanning orientation as the WBU system and therefore images can be registered in all three planes with the WBU. MRI has also been validated for accurately identifying size and location of breast lesions and has been clinically validated and approved for breast imaging. Specifically, the purpose of the bench testing discussed in the FDA submission is not to compare the WBU and MRI image quality, but rather to validate the size and location of the lesions on the WBU system relative to the MRI. Current clinical testing will build on this data by providing a subset of patients who will be scanned with both WBU and MRI.

        The results of the testing showed that the average lesion size for each plane of measurement was not statistically different between the MRI and WBU for any of the three planes. There were, however, differences between the MRI and WBU for individual lesion measurements, which was due to small intra-observer variability on both the MRI and WBU measurements. In contrast, the inter-observer variability between MRI and WBU measurements were similar. The largest difference in average measurement between the MRI and WBU for any individual lesion was 2.32 mm, with the majority of differences being less than 1 mm. We concluded that the data presented validate the ability of the WBU to accurately demonstrate lesion location and size, as well as consistent lesion characteristics, using MRI as a reference. Additionally, this validates the intended use of the WBU to produce 2D ultrasound image slices of the breast in a full 360 degree, tomographic view.

Clinical Relevance Data for Regulatory Submissions

        In the FDA submission that included the WBU, clinical data were contained that demonstrated the clinical utility and intended use of the WBU system. To demonstrate this, the clinical relevance report contained data from 15 representative WBU cases and their associated hand-held ultrasound images. Of the 15 cases, there were 5 simple cysts, 1 complex cyst, 5 benign masses, and 4 cancers. These images were believed to demonstrate the clinical relevance as well as substantial equivalence to the predicate device.

        In February 2010, the FDA responded to our submission with a request for additional information. One of the questions focused on providing additional clinical information to support the intended use of the WBU system. To respond to this question, 34 consecutive cases from the Freiburg trial were reviewed to obtain 29 usable cases from a well-controlled clinical investigation. These images were presented, along with mammography images for the same patients and provided to the FDA in a response sent May 18, 2010.

        Each patient in the Freiburg trial had a hand-held ultrasound performed while most also had a mammogram, followed by a WBU scan. The mammogram and hand-held ultrasound images were used to identify breast features and/or lesions. The WBU scan was then performed to provide 3D visualization of the entire breast and further identify breast features, consistent with its intended use.

        Of the 34 consecutive cases reviewed, three patients did not undergo a mammogram and two patients were initially believed to meet the inclusion criteria, but were later determined to be outside the breast size criteria for the WBU scan. Thus, 29 cases were reviewed and were provided in the FDA submission, leaving 29 cases for review. Of the 29 consecutive cases, 10 patients had negative mammograms and of the 19 cases with mammographic findings, all but one patient had findings that were correlated with features visible on the WBU images. The images are believed to provide further validation of the intended use of the WBU component and substantial equivalence to the predicate device.

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

        Even though our target market is MQSA licensed breast cancer screening centers, there are several segments of the overall market that we will have to address in order to effectively market the WBU system, including:

  •
  screening centers and hospitals;

  •
  radiologists;

  •
  physicians and technical personnel; and

  •
  patients.

        Overall market penetration will depend on our ability to market the key advantages of the WBU system; namely, improved diagnostic confidence in the management of breast disease by providing:

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

        We partnered with Esaote to provide exclusive marketing and sales of the WBU system in Europe. Esaote's existing sales force will be used to introduce the WBU system into the EU market. Similar to the United States market strategy, the European market introduction strategy will focus on geographic areas with a higher than average use of ultrasound for breast cancer screening and diagnosis.

        We partnered with Womens3D, under a PDA, to develop and manufacture a lower cost version of the WBU system ("Pre-Production System"). Womens3D will be responsible for marketing, sales, and service of the Pre-Production Systems to providers of women's healthcare services and products in the United States and certain countries within the Middle East who perform breast imaging, other than providers (1) registered with and/or licensed by the FDA that derive at least 51% of their annual revenue from breast cancer screening and diagnostic imaging under the MQSA; and (2) that derive a material portion of their annual revenue from cosmetic surgery involving breast implants.

        We also entered into (1) a Manufacturing Agreement governing manufacturing of the products developed pursuant to the PDA; (2) a Trademark and Copyright License Agreement (the "Trademark Agreement") governing each party's respective use of the other party's marks and copyrights; and (3) a Subscription Agreement pursuant to which Womens3D issued 200,000 shares of its common stock to us in an amount equal to 20% of the fully diluted equity of Womens3D. Pursuant to the PDA, we agreed to design, jointly with Womens3D, and develop ultrasound products (the "Product(s)") for sale by Womens3D to providers of women's healthcare services and products in the United States and certain countries within the Middle East (collectively, the Territory") who perform breast imaging, other than providers (1) registered with and/or licensed by the FDA that derive at least fifty-one percent (51%) of their annual revenue from breast cancer screening and diagnostic imaging under the MQSA; and (2) that derive a material portion of their annual revenue from cosmetic surgery involving breast implants ("Field of Use").

        Subject to the terms and conditions of the Manufacturing Agreement, we will be the exclusive manufacturer and supplier of the Product to Womens3D and Womens3D cannot promote, market, distribute, offer to sell or sell in or outside the Territory any products of any party other than those provided by us that enable a person to compete with the Product(s) or the other technology to be developed by us and incorporated into the Product (the "Product Technology") within the Field of Use; provided, however, after termination of the Manufacturing Agreement, Womens3D is entitled to manufacture the Products itself or have the Products manufactured for Womens3D by a third party. The Manufacturing Agreement has an initial term of five years with automatic successive one year renewals, unless either party provides notice of its intent to cancel 90 days prior to the end of the applicable term ("Term").

        In connection with the Manufacturing Agreement, and based on Womens3D's commitment to purchase not less than $10 million of Products during the 36-month period commencing upon FDA approval of the Product (the "Sales Commitment"), we granted Womens3D the non-exclusive right and license to promote, market, distribute, offer to sell, sell and support the Products in the Territory in the Field of Use during the Term (the "License"). Upon payment of a minimum of $1.5 million in connection with our initial design and development of the Product (the "Initial Development Fee"), and so long as Womens3D has satisfied its Sales Commitment for the applicable calendar year and is not in breach of the Manufacturing Agreement, the License will be royalty-free and exclusive during the Term. If the Manufacturing Agreement is terminated by Womens3D due to a breach by us, and Womens3D has paid the Initial Development Fee, the License shall continue following the end of the Term and shall be exclusive for a period of seven years from the date of such termination. Furthermore, if the PDA is terminated because a competitor of Womens3D acquires us, then the License shall continue following the end of the Term; provided, however, the License shall become exclusive if Womens3D pays the Initial Development Fee within 12 months from the date of such termination.

        Womens3D may terminate the Manufacturing Agreement with 90 days prior written notice if Womens3D reasonably determines that it can manufacture the Product or have the Product manufactured and delivered to Womens3D in substantially the same quality for a price that is at least 20% below the as-delivered price Womens3D is then paying us for the Product so long as Womens3D takes delivery of any binding purchase orders issued in accordance with the terms of the Manufacturing Agreement. Womens3D may also terminate the Manufacturing Agreement for any reason with 90 days prior written notice once it has paid the Initial Development Fee. If Womens3D terminates the Manufacturing Agreement for any reason, and (1) it is not in breach thereof, (2) it has paid the Initial Development Fee, and (3) we have been offered a reasonable opportunity to match the pricing (and any revised pricing on terms materially more favorable to the manufacturer) of any replacement manufacturer of the Products, the License shall continue following the end of the Term.

        Subject to the issuance of a binding purchase order and forecasts in accordance with the terms of the Manufacturing Agreement, Womens3D also has the right to purchase up to 30 units of our existing automated ultrasound imaging equipment including the accompanying object code version of software (the "Pre-Existing Equipment") at our then current list price, which units shall count towards the $10 million of Products to be purchased under the Sales Commitment. The Pre-Existing Equipment is noncommercial equipment and Womens3D is restricted to using such Pre-Existing Equipment only for lab, experimental and clinical trials testing solely in the United States and solely within the Field of Use.

        If we terminate the Manufacturing Agreement due to a breach by Womens3D, Womens3D owes us the lesser of the amount of: (1) the Tooling and Set-Up Costs which Womens3D has not reimbursed or paid to us or a third party, or (2) the amount not yet paid to date to satisfy the Initial Development Fee. As used herein, "Tooling and Set-Up Costs" means the following costs and expenses incurred by us in connection with the development, testing or manufacture of the Products to the extent not included in the Initial Development Fee: (i) the actual out-of-pocket cost of all tools, fixtures, moulds, materials, cases and other tooling items acquired by us not otherwise paid for or reimbursed by Womens3D, (ii) all direct labor and overhead costs for such direct labor at the Defense Contract Audit Agency rates, and (iii) all other out-of-pocket costs and expenses incurred by us in connection with the development, testing or manufacture of the Products not otherwise paid for or reimbursed by Womens3D. Any disputes related to the Manufacturing Agreement are to be settled by arbitration.

        Under the Trademark Agreement Womens3D granted us a limited, irrevocable (subject to the termination provisions of the Trademark Agreement), non-exclusive, nontransferrable, non-sublicensable (except to subcontractors and sub-manufacturers permitted by the PDA or the Manufacturing Agreement), royalty-free license to use the Womens3D trademarks set forth in the agreement on and in connection with the design, development, manufacture and/or distribution of the Products. The license granted to us continues for so long as (1) we are Womens3D's sole manufacturer and supplier in accordance with the Manufacturing Agreement, (2) we are manufacturing and supplying Womens3D with Products, or (3) we have a license to certain pre-existing Womens3D technology under the PDA. Under the terms of the Trademark Agreement, we also granted Womens3D a limited, irrevocable (subject to the termination provisions of the Trademark Agreement), non-exclusive, non-transferrable, non-sublicensable (except to subcontractors and sub-manufacturers permitted by the PDA or the Manufacturing Agreement), royalty-free license to use our trademarks and certain collateral materials set forth in the agreement on and in connection with the promotion, marketing, distribution and/or sale of Products ordered by Womens3D, subject to (1) the Specifications (as defined in the PDA) or our prior written approval, and (2) our marketing and trademark guidelines and in accordance with applicable trademark law. The term of the licenses granted under the Trademark Agreement continue until expiration or termination of the last to expire or terminate of the PDA and the Manufacturing Agreement, unless terminated earlier in accordance with the terms set forth in the Trademark Agreement.

        Under the Subscription Agreement, we cannot transfer the common stock from Womens3D, without Womens3D written approval, unless six months have elapsed since we incurred a change in control and Womens3D did not repurchase the Shares. The transfer restrictions terminate if Womens3D consummates an underwritten initial public offering of its common stock with gross proceeds of at least $35 million. Furthermore, at any time after payment in full of the Initial Development Fee, or a change in control of us or a termination of the PDA for any reason other than for material breach of the PDA by Womens3D, Womens3D shall have the right to repurchase the Shares for "fair value" (based on the methodology for determining "fair value" set forth in the PDA).

        We currently have six prototypes of the WBU system: One prototype is being used for advanced development testing at the UCSD Moores Cancer Center in San Diego, California. Another prototype is being used at the Mayo Breast Cancer Clinic in Rochester, Minnesota under our Fast Track Small Business Innovation Research Grant. A third prototype is being used at the University of Freiburg in Freiburg, Germany. These three prototypes will form the basis of the clinical testing program for the next six to 12 months, and possibly longer, and will provide us with valuable data about potential methods for improving image quality and other key design elements in next generation systems. These three prototypes include all of the features and capabilities of our planned Pre-Production System.

        The other three prototypes are being used as development systems; one by Esaote, at its main production facility in Genoa, Italy and two at our offices in Salt Lake City, Utah. One of our two prototypes is being used to develop the Pre-Production System for Womens3D. The other prototype is being used for preliminary compliance testing for CE marking requirements to determine if design changes are needed in order to meet the requirements necessary for CE mark certification. There are 11 key tests and the prototype passed nine in its current configuration. Two of the tests, static discharge susceptibility and radiated emissions, require design modifications to bring the prototype into compliance for CE mark certification. These changes are now underway and are expected to be completed during the 2nd quarter of 2011.

        We also expect to make other minor design changes to the current prototypes in connection with our development of the Pre-Production System, which will be integrated into the production version of the WBU system. These design changes should have a positive effect on image quality and breast coverage near the chest wall, patient comfort, CE mark certification, system flexibility, and image generation time. The changes also address other issues related to the overall performance and reliability of the WBU system.

        The first step in the development plan for TIN will be to develop a protocol for gathering information for later use in comparing and correlating image data with diagnostic results. To accomplish this, we intend to utilize the prototypes at the three current clinical installations to test the protocol for inputting the clinical data, storing and retrieving images and other clinical data, and checking scan status of each system. The software included in the Pre-Production Systems will enable users to analyze multiple image data sets, including data obtained from the three prototypes used at the clinical sites.

        The WBU system has been designed in a modular fashion and includes off-the-shelf purchased items, piece parts designed and controlled by our drawings and schematics, and several mechanical and electro-mechanical sub-assemblies. The modular design allows for flexibility in manufacturing and servicing the WBU system. As part of our manufacturing strategy, we plan to eventually outsource all production and functional testing of the WBU system to a qualified original equipment manufacturer ("OEM") of high technology medical equipment.

        We plan to enter the United States market in the first half of 2012 with up to six Pre-Production Systems, and another two to nine Pre-Production Systems in the second half of 2012. The Pre-Production Systems will be assembled and tested jointly by us and our OEM supplier, using both of our resources and vendors. Upon completing the assembly and testing of the Pre-Production Systems, the OEM supplier should have the skill, knowledge and expertise to assemble and test all future production requirements of the WBU system. The OEM supplier identified to assemble and test the WBU systems will have regulatory certifications for both European and domestic production, and will be capable of assembling and testing complex medical devices. We expect that Esaote personnel will participate in all phases of the development of the commercial release of the product, including the transfer to manufacturing of the documentation necessary to produce the systems in its facility.

        Currently, we are working with Esaote to identify the process by which Esaote will become OEM supplier of the WBU system. In February 2008, we entered into an Original Equipment Manufacturing Agreement and Engineering Support Agreement with Esaote ("Esaote OEM Agreement"), supplemented by Supplement Number One to the Esaote OEM Agreement dated December 2, 2009 ("Supplement One") and Supplement Number Two to the Esaote OEM Agreement dated September 2, 2010 ("Supplement Two"). In addition, in February 2008, we entered into a Distribution Agreement with Esaote ("Distribution Agreement") and in October 2008, we entered into a Market Agreement with Esaote. On December 2, 2009, we entered into a non-binding Manufacturing Letter of Intent with Esaote dated November 12, 2009 ("Letter of Intent"). See "Certain Relationships and Related Party Transactions—Transactions with Related Persons—Esaote" for a discussion of the agreements we have entered into with Esaote.

Third-Party Reimbursement

        We believe that adequate third-party reimbursement arrangements will be essential to achieving commercial acceptance of the WBU system in the United States. We plan to sell the WBU system primarily to screening centers, clinics, hospitals and other medical institutions that bill various third-party payers, such as Medicare, Medicaid, other government programs and private insurance plans, for the health care services provided to their patients for using our product. Additionally, managed care organizations and insurance companies directly pay for services provided to their patients. Four potential reimbursement codes can be utilized to obtain reimbursement from third-party insurance or Medicare for a WBU scan. However, there is no code that specifically describes the testing and scan of the WBU system and certain codes have lower reimbursement rates than others. Ultimately, the correct coding for any procedure is a decision made by the medical provider and the payer reimbursing for the procedure. Medical reimbursement rates are unpredictable, and we cannot project the extent to which our business may be affected by future legislative and regulatory developments, including a reduction in reimbursement rates.

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

Intellectual Property

        We currently have eight patents that were primarily invented by our founders and employees.

        In addition, we have seven U.S. patents pending, one U.S. application allowed, and four pending foreign applications. Some of the inventors listed on the patents are our current officers and directors and some are previous directors. All of these inventors have assigned their rights in the patents to us except for the University of Utah, which has granted to us an exclusive, irrevocable and permanent world-wide license to the intellectual property, pursuant to an Amended and Restated License Agreement, dated January 10, 2002. Pursuant to the agreement, the University of Utah received stock in TechniScan Utah in lieu of a right to a royalty payment. Notwithstanding the license from the

University of Utah, most of the intellectual property developed by us since 1984, and particularly in the last five years, has been developed independently of the University of Utah and is not subject to the Amended and Restated License Agreement. To date, we have not engaged in any litigation or other proceedings challenging the scope or application of any of our patents, nor have we contested any patent filing by another party.

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

Government Regulation

United States Regulation

        The FDA has regulatory authority over the design processes, testing, manufacturing, and commercial distribution of medical devices in the United States. Because the WBU system is a medical device, it is subject to the relevant provisions of the Federal Food, Drug and Cosmetic Act ("FD&C Act") and its implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the manufacture, labeling, distribution, and promotion of the WBU system in the United States. The FD&C Act requires that a medical device must (unless specifically exempted by regulation) be cleared or approved by the FDA through either a 510(k) clearance or PMA before being commercially distributed in the United States. The FD&C Act also requires that manufacturers of medical devices comply with specific labeling and manufacturing requirements and manufacture devices in accordance with Current Good Manufacturing Processes ("CGMP") set forth in 21C.F.R. Part 820. CGMP requires, among other things, that companies manufacture their products and maintain related documentation in a conformed manner with respect to manufacturing, testing, and quality control activities. The FDA inspects medical device manufacturers and has broad authority to order recalls of medical devices, to seize non-complying medical devices, to enjoin and/or impose civil penalties, and to criminally prosecute violators.

        A 510(k) application to the FDA for the WBU system was submitted on May 11, 2009 to InterTek, a qualified FDA third-party reviewer, on our behalf by Esaote. On August 13, 2009, InterTek forwarded our application to the FDA with a recommendation for an SE finding. The FDA responded to our application with a request for additional clinical information. Since the third-party review program does not provide for a review of clinical data, the FDA further requested that the third-party submission be withdrawn and resubmitted directly to the FDA. On November 25, 2009, we submitted a 510(k) application to the FDA for the WBU system that included clinical data in support of the application. The submission again was made by Esaote on our behalf, using The Anson Group as the 510(k) preparation consultant. In February 2010, the FDA provided Esaote with another request for additional data to clarify the submission and provide additional clinical data in support of the submission. The response was made by Esaote on our behalf on May 18, 2010.

        On August 9, 2010, we were notified by Esaote that the FDA had issued a finding for the MyLab70-XVG Whole Breast Ultrasound Model 6100. The FDA determined that the clinical data submitted was not adequate to show that the subject device is SE to the predicate device designated in the submission documents. In light of this determination, the subject device was automatically classified as a Class III device and therefore subject to an approved PMA or an additional 510(k) submission supported by clinical case studies prior to legally marketing the device in the United States.

        We believe that the FDA review did not consider the proposed Indications for Use and Intended Clinical Use that were clearly stated in the submission. The proposed Indications for Use and Intended Use of the WBU component are similar to the predicate iVU Sofia device and the Intended Use clearly delineates the intent of the WBU component to provide 3D localization of breast lesions and features. However, in the FDA's determination letter, the WBU image quality was compared to mammography, without consideration for the stated intent of the WBU component images. The FDA noted in its letter that in only 4 of the 34 cases could a lesion be clearly observed in the WBU images with confidence. This is in direct contrast to our own findings, where trained readers found all of the subject lesions, indicating that there is a disparity in the ability of the FDA reviewers to interpret the tissue characteristics and features of the WBU images. The FDA also indicated that the WBU component cannot distinguish between benign and cancerous masses, which is the reported "standard of care" for handheld ultrasound. While this statement is not disputed, an important consideration is the fact that only one handheld ultrasound system is known to actually be cleared for distinguishing cystic from solid lesions. Handheld breast ultrasound systems are generally cleared for small parts imaging with no declaration of being able to distinguish cysts from solid masses. Additionally, there was no acknowledgement from the FDA that the subject device actually includes a handheld component that meets this standard of care for handheld breast imaging.

        After careful consideration of the deficiencies noted by the FDA and evaluating the data which support our belief that they did not fully consider the indications and intent of the subject device, we intend to file a 510(k) or PMA that includes both the reflection and transmission properties of the WBU by the first quarter of 2012. It is our belief that the current performance of the WBU systems already installed at clinical sites in the United States and Europe is sufficient to demonstrate that WBU performs at a level that will allow a large scale clinical evaluation of WBU by a number of radiologists who are trained to evaluate our images. In our in-house evaluations, trained readers are able to distinguish solid from cystic lesions 100% of the time when both reflection and transmission images are used in the evaluation.

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

Foreign Regulation

        Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In order to sell our products within the EU, companies are required to achieve compliance with requirements of the European Union Medical Device Directive and affix a "CE" marking on their products to demonstrate such compliance. The "CE" mark is a mandatory conforming mark on many products marketed in the EU. It certifies that a product has met EU consumer safety, health or environmental requirements.

Research and Development

        Research and development expenses for fiscal year 2010 and 2009 were $1,589,269 and $1,610,562, respectively. In connection with our research and development, we entered into contracts with research facilities regarding testing on our technology. Our technology was developed through years of research supported, in part, by federal research grants and private and government research contracts. Technological changes play an important part in the advancement of our industry. We intend to continue to devote substantial sums to research and development. Research and development efforts inherently involve costs, risks and uncertainties that could adversely affect our projections, outlook and operating results.

Employees

        As of March 22, 2011, we have 6 employees, 5 of whom are full-time and 1 of whom is part-time. We have never had a work stoppage, and none of our employees is subject to any collective bargaining agreements. We believe that our relationship with our employees is good. In addition to our employees we retain several consultants for specialized tasks ranging from investor and public relations, brand identity, web development and strategy, electrical and mechanical engineering, regulatory support, and software development. These consultants are all retained on an "as provided" services contract in which we pay only for specific work outlined by the project manager in charge of the project and approved by management.

Available Information

        Our principal executive offices are located at 3216 South Highland Drive, Suite 200, Salt Lake City, Utah 84106. Our telephone number is (801) 521-0444. We maintain an Internet web site at www.tsni.com. The information on this web site is not and should not be considered part of this document and is not incorporated into this document by reference. This web address is, and is only intended to be, an inactive textual reference.

ITEM 1A.    RISK FACTORS

Risks Related to the Company, Industry and Financial Results

We are a development stage company and have generated minimal revenues since inception.

        We have not generated significant revenues to date from our business or operations. To date, our revenues have been from government grants and other research partners. Moreover, we may not be able to generate either revenues or profits in the foreseeable future. Our success is dependent upon the successful development and marketing of the WBU system. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and in developing new technology. These include, but are not limited to, competition, the need to develop and gain clinical acceptance of the WBU system, the need to develop research facilities, the need for market expertise, the need to employ capable management, and setbacks in development of new technology, market acceptance and sales and marketing activities. We will have to overcome the barriers of costly equipment and no established distribution relationships or experience. The failure to meet any of these conditions will have a material adverse affect on us and may force us to cease our proposed operations, and could even prevent us from ever selling a WBU system. No assurance is or can be given that we can or ever will operate profitably.

We expect to continue to incur significant operating losses which may endanger our viability as a going concern.

        Due to our lack of revenues, and lack of operations, there is substantial doubt as to our ability to continue operating as a going concern. We have not yet established adequate sources of operating revenue and have incurred net operating losses since our inception. As of December 31, 2010, we had an accumulated deficit of $30.5 million, negative working capital of $4.9 million and minimal revenues. Our losses have resulted principally from expenses incurred in research and development and clinical trials and from general and administrative expenses associated with our operations. We expect operating losses to continue, mainly due to the anticipated expenses associated with the pre-market approval process and proposed commercialization of our technology, research and development and marketing activities and administration costs. Our continuing losses, among other things, have caused our independent registered public accounting firm to add an explanatory paragraph to its audit report on our 2010 and 2009 financial statements indicating that there is substantial doubt about our ability to continue as a going concern. Although we are focused on our research, development, and commercialization of the WBU system, there can be no reasonable assurance that such efforts will result in the establishment of predictable and scalable sources of revenue.

We are subject to government regulation and failure to obtain and maintain required regulatory approvals would severely limit our ability to sell our products.

        We are subject to regulation by the FDA and other federal and state regulatory agencies. Pursuant to FDA regulations, we must obtain either a 510(k) clearance or PMA prior to marketing our products in the United States. If we do not obtain such clearance or PMA, we will not be able to implement our current business plan, and may be unable to generate any revenues. We are also subject to foreign regulations and are dependent upon the receipt of various types of approvals from certain foreign government agencies prior to the sale of products in those countries. The clearance and approval process for both the FDA and foreign regulatory authorities can be costly, time consuming and uncertain. There can be no assurance that we will receive these clearances, or that we will have sufficient resources to commence or complete the regulatory approval process. Delays in obtaining such clearances or PMAs or changes in existing requirements could have a material adverse effect on our business and operations. Even if we do obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market.

Our inability to complete our clinical testing and product development activities would severely limit our ability to operate or finance operations.

        In order to commercialize our products, we must complete substantial clinical trials, and obtain sufficient safety and efficacy results to support required registration approval and market acceptance. We may not be able to successfully complete the development of our products, or successfully market our technologies or products. We may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technologies and products. Our research and development programs may not be successful, and our technologies and products may not identify tumor or lesions and may not facilitate the identification of breast cancer with the expected result. Our technologies and products may not prove to be safe and efficacious in clinical trials, and we may not obtain the requisite regulatory approvals for our technologies or product candidates. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issues delaying commercialization and we may not be able to raise capital to finance our continued operations during the period required for resolution of the issues.

We must successfully complete our clinical trials to be able to market certain of our products.

        We have been testing the WBU system on human subjects since April 2002, and have conducted more than 800 subject scans to date. These tests have focused on system reliability, algorithm development, image reproducibility, and clinical utility. While the data from this testing has been promising, there is not enough information to make statistically significant statements about our product or its diagnostic capabilities. We face additional challenges in attempting to develop the WBU system, including, but not limited to development of reliable testing protocols for future multi-center testing and gaining scientific and clinical acceptance of the WBU system. We must successfully overcome these challenges to prove the technology and move beyond the final stages of development to a commercially viable product. If we are unable to overcome these or other difficulties, it is highly unlikely that we can or ever will be profitable.

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

        The nature of our business exposes us to risk for product liability claims, which are inherent in the testing, manufacturing and marketing of cancer detection products. Significant litigation, not involving us, has occurred in the past based on allegations of false negative diagnoses of cancer or allegations of malpractice by physicians or those using our system. Accordingly, there can be no assurance that we can avoid significant product liability exposure. We currently maintain product liability insurance coverage for up to $1 million in aggregate claims. There is substantial doubt that product liability insurance will cover all liabilities should we face significant claims. A successful products liability claim brought against us could have a material adverse affect on our business, operating results and financial condition. Should we be unable to maintain adequate product liability insurance, our ability to market our products will be significantly impaired. Any losses we may suffer for future claims or a voluntary or involuntary recall of our products and the damage that any product liability litigation or voluntary or involuntary recall may do to the reputation or marketability of our products would have a material adverse affect on our business, operating results, financial condition and stock price.

We are currently dependent on a single product.

        Besides government grants, our sole source of revenues for the foreseeable future is expected to come from sale of the WBU system, its supporting TIN system and the technology behind the WBU system. Our operations may be adversely affected by economic, regulatory or similar problems or events that may apply only to us, only to medical devices of the type similar to the WBU system or only within a particular market area in which the WBU system is sold. The adverse effect of any such problems or events could be more easily absorbed in an investment in a more diversified business or one that operates in a different industry.

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

We have modified our business model.

        We have made modifications to our business model. In the past, our business model was based upon a "build and sell" model where customers pay an upfront fee to purchase hardware and software that we have developed and distributed. Under this build and sell model, the customer bears the risks of putting the capital equipment into profitable use. We decided to modify our business model by incorporating a new reading service, whereby third-party readers would be contracted to provide remote image reading, data, and related services over the Internet and developing a financing model based on providing ancillary services to physicians, who would pay a fee per scan with contracted minimum requirements.

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

        Our ability to commercialize the WBU system as well as other products will depend, in part, on our ability both in the United States and in other countries to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on proprietary rights of third parties. We currently have eight patents. In addition, we have seven U.S. patents pending, one U.S. application allowed and four pending foreign applications. There can be no assurance that we will be able to obtain additional domestic or any foreign patents. Also, the scope of any of our issued patents may not be sufficiently broad to offer meaningful protection.

        The patent positions of medical device companies are uncertain and involve complex legal and factual questions. There can be no assurance that any patents that now or in the future are owned or licensed by us will prevent other companies from developing similar or medically equivalent products, or that other companies will not be issued patents that may prevent the sale of our products or that will require us to enter into licenses and pay significant fees or royalties. Furthermore, there can be no assurance that any of our products or methods will be patentable, will not infringe upon the patents of third parties, or that our existing patents or future patents will give us an exclusive position in the subject matter claimed by those patents. We may be unable to avoid infringement of third-party patents and may have to obtain licenses, defend infringement actions or challenge the validity of those patents in court. There can be no assurance that a license will be available to us, if at all, on terms and conditions acceptable to us, or that we will prevail in any patent litigation or that we will have the financial resources to finance such patent litigation. Patent litigation is costly and time-consuming, and there can be no assurance that we will have or will devote sufficient resources to pursue such litigation. If we do not obtain a license under such third-party patents, are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment protected by such third-party patents. There can be no assurance that any patent applications now pending or hereafter filed by us or on our behalf will result in issued patents, that patent protection will be secured for a particular device or technology, that any patents that may be issued will be valid or enforceable or that such patents will provide us meaningful protection.

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

        Our relationships with physicians, hospitals and marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. The federal anti-kickback laws prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain medical devices reimbursable by Medicare or Medicaid. Healthcare fraud and abuse laws are complex and subject to evolving interpretations, and even minor, inadvertent violations potentially can give rise to claims that the relevant law has been violated. Certain states have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with physicians, screening centers, hospitals and marketers of our products. In addition, possible sanctions for violating these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of these prohibitions.

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

        The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. Although we believe we comply with these laws, and intend to comply in the future, we cannot assure you that federal or state regulatory authorities will not challenge or investigate our current or future activities under these laws. Any challenge or investigation could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, and whether or not they will be retroactive.

Changes to health care reform could adversely affect us and our business.

        On March 23, 2010, Congress enacted the Patient Protection and Affordable Care Act (P.L. 111-148) and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (P.L. 111-152). The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "PPACA") provides for significant expansions of coverage for many categories of patients. Effective 2014, large employers will be required to offer coverage or be liable for an additional tax. The effect of this provision is not certain, as the amount of the tax may be less than the cost of providing health insurance. Individuals will be required to have qualifying health coverage, or pay a tax penalty. In 2014, state-based health insurance exchanges will be established to facilitate the purchase of insurance by individuals and small businesses. Effective in 2014, a comprehensive set of mandated benefits is established. Until 2014, a high risk pool will be established for individuals with pre-existing conditions. Other provisions eliminate lifetime coverage limits, rescission of coverage except in cases of fraud, and expand mandatory coverage of children. The net effect of these provisions on us cannot be predicted at this time. However, the PPACA may substantially increase governmental health care expenditures. This may result in added downward pressure on reimbursement for procedures utilizing the WBU system. In addition, the PPACA establishes a 2.3% excise tax on medical devices, beginning in 2014. It is not entirely clear that this tax will apply to our business model of charging for procedures. We anticipate, however, that implementing regulations may apply the tax to the WBU system. Both downward pressure on reimbursement and the excise tax could have a material adverse effect on our business, financial condition and results of operations.

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

        Disruptions in the capital and credit markets, as have been experienced since 2008, could adversely affect our ability to obtain financing. If we do obtain debt financing in the future, those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

We may be unable to repay the Secured Notes, including accrued and unpaid interest, due on April 15, 2011, and we could lose all of our assets.

        The entire outstanding principal and accrued interest on the Secured Notes is due and payable on April 15, 2011. We do not have sufficient funds and may be unable to arrange for additional financing to pay this amount at maturity. If we are unable to obtain financing, we could try to obtain a waiver from the holders of the Secured Notes. If we do not obtain the necessary waivers or refinance the borrowings, we will be unable to repay the Secured Notes. Such a failure would constitute an event of default under the Secured Notes. Since repayment of the Secured Notes is secured by all of our assets, if we default on our repayment obligations, the holders of the Secured Notes could foreclose on all of our assets, both tangible and intangible, leaving us with no assets.

We are dependent on key personnel, and the loss of any key employees or officers may have a material adverse effect on our operations.

        Our success is substantially dependent on the continued services of our executive officers, particularly David C. Robinson, our President and Chief Executive Officer, Steven K. Passey, our Chief Financial Officer and John C. Klock M.D., our Chief Medical Officer, who generally have extensive experience in our industry. The loss of the services of any key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Common Stock

Our common stock may be thinly traded.

        There is a very minimal public market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock will likely be thinly traded compared to larger more widely known companies.

        Trades of our common stock are conducted on the OTCQB tier of the OTC marketplace. Should our common stock be suspended from the OTCQB, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

        Furthermore, for companies whose securities are traded in the OTCQB, it is more difficult to obtain accurate stock quotations or needed capital. Also, because major wire services generally do not publish press releases about these companies, it is also more difficult for them to obtain coverage for significant news and events.

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

State securities laws may limit secondary trading, which may restrict the states in which you can resell shares of our common stock.

        If you purchase our common stock offered by the selling stockholders, you may not be able to resell the shares of common stock in a certain state unless and until shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, shares of our common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited, which could drive down the market price of our common stock and reduce the liquidity of shares of our common stock. As a result, a stockholder may be unable to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his, her or its investment.

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

        At this time, no securities analyst provides research coverage of our common stock. Further, securities analysts may never provide this coverage in the future. Rules mandated by the Sarbanes- Oxley Act of 2002 ("Sarbanes-Oxley") and other restrictions led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may remain difficult for a company with a smaller market capitalization such as ours to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our actual and potential market price and trading volume.

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

Because we were a publicly traded shell company, we may not be able to attract the attention of major brokerage firms.

        Additional risks to our investors may exist since, prior to the Merger, we were a publicly traded shell company, and security analysts of major brokerage firms may not provide coverage for us. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view with suspicion companies which were previously public shell companies. Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our securities, less liquidity and depressed stock prices for our investors.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

        Our common stock is a penny stock. The SEC rule generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

        In addition to the penny stock rules promulgated by the SEC, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Directors, executive officers and principal stockholders own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

        As of March 22, 2011, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 27.8% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership also may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our stock price could decline as a result of our failure to meet reporting and other regulatory requirements.

        Our management team is responsible for our operations and reporting. Outside assistance from legal, accounting, investor relations, or other professionals could be more costly than planned. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flows and financial position.

        We are required to make forward-looking statements about future operating results and to provide some guidance to the public markets. Our management has limited experience in a public company and, as a result, projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or any stock market upon which our stock is traded.

If we do not implement necessary internal control over financial reporting in an efficient and timely manner, or if we discover additional deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our share price.

        If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of internal controls if we become an accelerated filer, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our share price.

Our status as a public company may make it more difficult to attract and retain officers and directors.

        Sarbanes-Oxley and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As an operating public company, we expect these new rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time-consuming and costly than if we were not an operating public company. As an operating public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

        There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and new regulations promulgated by the SEC. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board, our Chief Executive Officer and our Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

We do not intend to pay cash dividends. Any return on investment may be limited to the value of our common stock.

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

We may sell shares of our common stock pursuant to an Equity Purchase Agreement, which may cause the value of our common stock to decline and dilute the holdings of our stockholders.

        Pursuant to our Equity Purchase Agreement, we may from time to time over the next two years issue and sell up to $10,000,000 at a price per share of our common stock equal to 94% of the average of the lowest three daily volume weighted average prices of our common stock reported by Bloomberg Finance, LP during the five consecutive trading day period commencing on the date we deliver Southridge a put notice. We may need capital in excess of the amounts available under the Equity Purchase Agreement, and we may seek additional funding through public or private financing or collaborative and other arrangements with corporate partners. As we utilize the Equity Purchase Agreement or additional funds raised by issuing equity securities, dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders.

We may not have access to the full amount available under the Equity Purchase Agreement.

        The commitment amount of the Equity Purchase Agreement is $10,000,000 over a 24 month period. At the current closing price of our common stock of $0.40 per share, based on a discounted sale price to Southridge equal to 94% of the closing price, we will need to issue Southridge 26,595,745 shares of our common stock in order to have access to the full $10,000,000 available to us under the Equity Purchase Agreement. We are authorized to issue 150,000,000 shares of common stock. The 26,595,745 shares of common stock we would need to issue in order to access the full $10,000,000, based on the current closing price of our common stock, represents approximately 120% of the 21,986,944 shares of common stock we have issued as of March 22, 2011, and approximately 164% of the 16,180,410 issued shares held by non-affiliates. Pursuant to SEC rules, we are prohibited from initially registering more than 5,393,470 shares of our common stock for resale by Southridge, which represents approximately 25% of our issued shares and 33% of our issued shares held by non-affiliates. If we sell Southridge 5,393,470 shares of our common stock, we will receive approximately $2,000,000 in proceeds provided the closing price of our common stock remains at least $0.40 per share.

        Unless the market price of our common stock increases substantially in the near future, which is unlikely, we will be required to file several more registration statements in order to obtain the full amount of funds available to us under the Equity Purchase Agreement. However, the number of shares that may be registered in each subsequent registration statement is limited to an amount equal to no more than 33% of the amount of our then issued shares of common stock held by non-affiliates. Furthermore, we may not file another registration statement registering the resale of shares issued to Southridge until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under a previous registration statement, or six months after the effective date of a previous registration statement. These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm. The timing of the effectiveness of these subsequent registration statements will have an impact on our ability to access the full amount available under the Equity Purchase Agreement.

        Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, our ability to access the full amount under the Equity Purchase Agreement is subject to a maximum put amount. Each put amount is limited to the lesser of $500,000 or 250% of the average of the closing sale price multiplied by that day's trading volume for the 20 days prior to delivery of a put notice. As such, we may not have access to the full $10,000,000 available to us under the Equity Purchase Agreement.

The Equity Purchase Agreement may not be available when we need it, thus limiting our ability to obtain FDA approval on our WBU system.

        In addition to an effective registration statement, our ability to use the Equity Purchase Agreement is subject to various conditions, including the absence of any material adverse change in our business or financial condition. Further, Southridge is a limited partnership registered in the state of Delaware and if Southridge were unable or unwilling to fulfill its obligation, our legal remedies would be limited. If we are unable to utilize the Equity Purchase Agreement when we need the funds, our business and financial condition and our ability to obtain FDA approval on our WBU system could be severely harmed.

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

        Provisions in the Delaware General Corporation Law may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. As a Delaware corporation, we are subject to Section 203 of the DGCL. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of close of business on March 22, 2011, there were approximately 357 holders of record of our common stock.

        Our common stock trades on the OTCQB tier of the OTC marketplace under the symbol "TSNI" Prior to the Merger, effective as of October 9, 2009, there was no established public trading market for our common stock. The following table sets for the high and low sales prices of our common stock for the periods indicated, as adjusted to reflect the 1-for-4 reverse common stock split that became effective June 28, 2010.

	High	Low
Fiscal Year Ended December 31, 2009
Fourth quarter	$8.00	$3.00
Fiscal Year Ended December 31, 2010
First quarter	4.64	3.00
Second quarter	4.08	2.04
Third quarter	3.25	0.95
Fourth quarter	1.30	0.19

        The OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to fund the operation and expansion of our business.

Unregistered Sales of Equity Securities

        All unregistered sales of securities issued during the fiscal year ended December 31, 2010 have been previously reported on our quarterly reports on Form 10-Q or current reports on Form 8-K.

ITEM 6.    SELECTED FINANCIAL DATA

        Not required under Regulation S-K for "smaller reporting companies."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition, changes in financial position and results of operations should be read in conjunction with (i) our audited financial statements as of December 31, 2010 and 2009 and for the years then ended, and for the period from January 1, 2002 (inception of the development stage) to December 31, 2010 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

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

        From inception through December 31, 2010, we have generated revenues solely from grants, product development sales and research contracts. The WBU system has not yet been approved by the FDA for commercial sale; therefore, we have not yet generated revenues from commercial product sales. We have incurred losses since we began operating. As of December 31, 2010 and 2009, we had an accumulated deficit of $30,533,558 and $25,187,868, respectively. To date, we have been dependent on debt and equity funding to support our operations, and we will continue to be dependent on similar financing to support our operations until we generate significant revenues from the WBU system. There is substantial doubt about our ability to continue as a going concern, and no adjustments have been reflected in our financial statements that may result from the outcome of this uncertainty.

Basis of Presentation

Revenues

        Since inception, we have generated revenues from federal research grants and private, government research contracts and product development sales. We recognize revenues when services have been provided and invoiced to the federal government or other research partners.

        During the years ended December 31, 2010 and 2009, we recognized revenues in connection with federal grants from the Department of Health and Human Services for cancer treatment research. In March 2009, a second no-cost extension was applied for and received on our Ultrasound Quantitative Backscatter and Inverse Scattering ("QUB") grant as well as on our Thermoacoustic and Inverse Scattering Breast Cancer Scanner ("Thermoacoustic") grant extending the period on the grants to March 28, 2010 and March 31, 2010 respectively. The QUB Grant was completed by March 31, 2010. In March 2010, we applied for and received a third no-cost extension on the Thermoacoustic Grant extending the period to March 31, 2011.

        The FDA has not approved the WBU system for commercial sale; therefore, we have not generated revenues from commercial product sales.

        In connection with a European Market Development Agreement that we entered into during October 2008 with Esaote, we have delivered two prototype systems and Esaote has paid us an aggregate of $650,000. We have recorded $240,000 of other research revenues for the period from January 1, 2002 (inception of development stage) through December 31, 2010, in conjunction with the shipment of prototype systems per the terms of a product development agreement. The remaining balance is recorded in related-party customer deposits as of December 31, 2010.

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

Critical Accounting Policies and Use of Estimates

Use of Estimates

        In preparing the financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"), our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        The accounting for derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur. For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, we determine the fair values of these instruments using the Black-Scholes option-pricing model and a binomial option-pricing model. These models require assumptions related to the expected term of the instrument and risk-free rates of return, our current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Revenue Recognition

        Our revenues are sourced from federal research grants, private and government research contracts and product development sales. Revenue is recognized when the following criteria are met: (1) a contractual agreement exists; (2) products have been delivered or services have been rendered; (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. Government grant revenue is recognized during the period qualifying expenses are incurred for research and development of the WBU system as set forth under the terms of the grant award agreements. We have complied with the federal statutes and regulations, including the delivery of all required periodic reports. We believe that no refunds will be required under the terms of the grant awards agreement.

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

Stock-based Compensation

        We account for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option's value as calculated by the Black-Scholes option-pricing model. Prior to the Merger, stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on the calculated value at the date of grant instead of the fair value because it was not practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. Subsequent to the Merger, we calculate the fair value of stock options using the historical volatility of selected comparable, publicly traded companies over a period equivalent to the expected life, which is the expected time from grant date until exercise.

        We use the Black-Scholes option-pricing model to estimate the value of our share-based payments. Prior to the Merger, the fair value of our common stock was based on the cash paid by unrelated investors for our stock. Subsequent to the Merger, the fair value of our common stock is based on the closing quoted price of our common stock, as reported on the OTCQB. Prior to the Merger, the expected volatility was based on the volatility of the Dow Jones Small Cap Medical Equipment Index. We calculated the historical volatility of that index using the daily closing total returns for that index for a period of time equal to the expected term of the options immediately prior to the grant date. Subsequent to the Merger, the expected volatility is based on the volatility of selected comparable publicly traded companies that are as similar as possible to our industry, size, financial leverage and stage of life cycle. We calculated the historical volatility of those companies using their weekly and monthly closing total returns, over a period equivalent to the expected life, which is the expected time from grant date until exercise. We use historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that the options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the United States treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

Revenues

	For the Year Ended December 31,
	2010	2009	% Change
Government grant	$126,613	$861,091	(85)%
Product development sales	250,000	—	100%
Related-party research	—	120,000	(100)%

        Government grant revenues decreased $734,478, or approximately 85%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease in revenues is the result of the Inverse Scatter Breast Scan ("SBIR") grant being completed as of December 31, 2009, the Ultrasound Quantitative Backscatter & Inverse Scatter ("QUB") grant being completed as of March 31, 2010, and the Thermoacoustic and Inverse Scattering Breast Scanner ("Thermoacoustic") grant being completed as of November 19, 2010.

        Product development sales revenues relate to the sale of equipment and software to Womens3D in 2010. There were no product development sales during 2009.

        There were no related-party research revenues recognized during 2010. Related-party research revenues of $120,000 was recognized during 2009 in connection with the shipment of a prototype system per the terms of a product development agreement with Esaote, which entity is also a stockholder. Related-party research revenues of $360,000 are expected to be recognized when the final three production systems are delivered and installed. Subsequent to the deliveries under the existing contract, we do not anticipate further sales of research and prototype equipment. Future sales are anticipated to be for production systems. We anticipate commercial sales beginning in early 2012. Sales will be dependent on the outcome of clinical trials now underway in Freiburg, Germany.

Selling, General and Administrative Expenses

	For the Year Ended December 31,
	2010	2009	% Change
Selling, general and administrative expenses	$3,377,013	$2,179,718	55%

        Selling, general and administrative expenses increased $1,197,295 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This overall increase was due to the following increases by category:

  •
  stock-based compensation of $756,312 primarily due to options that were granted to employees and directors during the fourth quarter of 2009;

  •
  professional fees of $567,633 for legal and accounting services;

  •
  directors' fees of $100,000;

  •
  travel and related expenses of $58,687;

  •
  depreciation expense of $34,671;

  •
  liability insurance expense of $17,232; and

  •
  other selling, general and administrative expenses of $33,172.

        The foregoing increases in selling, general and administrative expenses were offset by the following decreases by category:

  •
  marketing expense of $277,156 primarily due to common stock that was issued for services during 2009; and

  •
  compensation and related expenses of $93,256 primarily due to our Board of Directors implementing a furlough to reduce overhead costs and conserve cash. The furlough, which was effective August 13, 2010 was for 10 weeks. On October 25, 2010, we laid-off 9 of our 17 employees.

Research and Development Expenses

	For the Year Ended December 31,
	2010	2009	% Change
Research and development expenses	$1,589,269	$1,610,562	(1)%

        Research and development expense decreased $21,293 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This overall decrease was due to the following decreases by category:

  •
  stock-based compensation of $123,918 primarily due to the acceleration of all unvested stock options as of October 9, 2009, in connection with the Merger and not repeated in 2010;

  •
  engineering and design support of $122,052 pursuant to the Esaote Original Equipment Manufacturing Agreement ("OEM Agreement") incurred during 2009 and not repeated in 2010; and

  •
  other research and development expenses of $25,128.

        The foregoing decreases in research and development expenses were offset by increases in the following categories:

  •
  clinical work of $114,582 to establish and support the clinical utility of the WBU system;

  •
  depreciation expense of $69,480; and

  •
  compensation and related expenses of $65,743 primarily due to the grants being completed in 2010 and compensation related to these employees being recorded in research and development subsequent to the completion of the grants.

Direct Grant Expenses

	For the Year Ended December 31,
	2010	2009	% Change
Direct grant expenses	$139,039	$622,349	(78)%

        Direct grant expenses decreased $483,310 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This decrease is primarily the result of decreased expenditures on the SBIR, QUB and Thermoacoustic grants that were all closed during 2010.

Other Income and Expenses

	For the Year Ended December 31,
	2010	2009	% Change
Interest income	$616	$1,348	(54)%
Interest expense	(3,472,732)	(6,214)	N/A
Gain on derivatives, net	2,855,134	—	N/A

        Interest income decreased $732 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily as a result of the reduced balance in interest-bearing cash and cash equivalents during 2010.

        Interest expense increased as a result of interest expense being incurred on the convertible notes payable, debt issuance costs and the amortization of the convertible note discount.

        Gain on derivatives, net was $2,855,134 for the year ended December 31, 2010 as compared to $0 for the year ended December 31, 2009. The gain on derivatives was a result of the valuation of our derivative financial instruments associated with our convertible notes payable issued during the year ended December 31, 2010, as detailed in the notes to the financial statements.

Results of Operations for the Development Stage

        Since the inception of our development stage (January 1, 2002) through December 31, 2010, we have generated $3,172,077 of revenues from government grants and have experienced cumulative net losses of $30,144,165. Selling, general and administrative expenses were $16,340,598, research and development expenses were $14,437,026, and direct grant expenses were $2,014,195 for the development stage period. All research and development costs are expensed as they are incurred, which include, but are not limited to, personnel, prototype materials, lab supplies, consulting and research-related overhead.

Liquidity and Capital Resources/Plan of Operations for the Next 12 Months

	For the Year Ended December 31,
	2010	2009	% Change
Net cash used in operating activities	$(3,075,747)	$(1,685,665)	82%
Net cash used in investing activities	(157,411)	(613,023)	(74)%
Net cash provided by financing activities	3,001,478	2,262,202	33%

        During the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity funding to sustain our operations. Our WBU system has not been approved by the FDA for commercial sale. We have incurred losses and used cash in operating activities since inception. As of December 31, 2010, we had an accumulated deficit of $30,533,558 and negative working capital of $4,917,139. We have had minimal revenues since inception. Until (1) our WBU system is approved by the FDA for commercial sale, (2) we realize income from operations, and (3) we generate cash from operating activities, we expect our short and long-term liquidity issues and uncertainties to remain.

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

Operating Activities

        We used cash in operating activities of $3,075,747 for the year ended December 31, 2010, as compared to using $1,685,665 for the year ended December 31, 2009. We continue to use significant amounts of cash as we move our product development efforts forward. We have used cash in operating activities of $23,044,696 since the inception of the development stage (January 1, 2002) through December 31, 2010.

Investing Activities

        We used cash from investing activities of $157,411 for the year ended December 31, 2010, as compared to using $613,023 for the year ended December 31, 2009, for the purchase of equipment. We have used cash in investing activities of $1,170,225 since the inception of the development stage (January 1, 2002) through December 31, 2010.

Financing Activities

        We generated cash from financing activities of $3,001,478 for the year ended December 31, 2010, as compared to $2,262,202 for the year ended December 31, 2009, primarily from the issuance of convertible notes. We have generated cash from financing activities of $24,070,773 since the inception of the development stage (January 1, 2002) through December 31, 2010. We expect to continue to seek additional funding to meet our working capital requirements through collaborative arrangements and sales of securities, research grants, and/or bank borrowings. There can be no assurance, however, that additional funds will be available from any of the foregoing or other sources on favorable terms, if at all.

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

Recent Accounting Pronouncements

        On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley

Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

        In July 2010, FASB issued Accounting Standards Update ("ASU") 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information related to the current disclosures. It will also require additional disclosures to provide information based on credit quality, past due aging information, troubled debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for our interim and annual reporting periods ended after December 15, 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

        In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures. This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for our interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2010 were effective.

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

        In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2010, our internal controls over financial reporting were effective.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Key Employees

        The following table sets forth the names and ages of our directors, executive officers, and key employees, and their positions with us.

Name	Age	Position
David C. Robinson	49	President and Chief Executive Officer, Director
Steven K. Passey	49	Secretary, Chief Financial Officer
Barry K. Hanover	56	Chief Operating Officer
Joseph W. Pepper Ph.D.	64	Chairman of the Board
Kenneth G. Hungerford II	65	Director
Richard J. Stanley	68	Director
Gerald A. Richardson	79	Director
Cheryl D. Cook	62	Director
John C. Klock M.D.	66	Chief Medical Officer

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

        Steven K. Passey, Secretary and Chief Financial Officer.    Mr. Passey has served as our Secretary and Chief Financial Officer since November 2009. Mr. Passey served as Vice President, Chief Accounting Officer and Treasurer for Mrs. Fields Famous Brands from 2007 to 2009. From 2004 to 2006, Mr. Passey served as Director of SEC Compliance, Controller of REIT Properties for Extra Space Storage, a self-administered and self-managed real estate investment trust company formed to own, operate, manage, acquire, develop and redevelop professionally managed self-storage facilities. Mr. Passey served as a Senior Manager at Ernst & Young in 1999 and from 2001 to 2004 and as Chief Financial Officer for SwitchPoint Networks, a broadband and communication technology company, from 2000 to 2001. Mr. Passey also served as Chief Financial Officer at RealTrust Asset Corporation, a specialty finance company from 1997 to 1998 and as a Manager at KPMG from 1989 to 1997.

Mr. Passey received his B.S. in Accounting from the University of Utah and is a Certified Public Accountant.

        Barry K. Hanover, Chief Operating Officer.    Mr. Hanover had been the Chief Operating Officer of TechniScan Utah since February 2002. As a result of the Merger, effective as of October 9, 2009, he became our Chief Operating Officer. From December 1992 to September 1996, Mr. Hanover served as the Vice-President of Engineering and from September of 1996 until November 1999 served as the Executive Vice President and Chief Technical Officer of OEC Medical Systems, Inc., a provider of high performance digital intraoperative/interventional x-ray imaging systems. Upon OEC's acquisition by GE Medical Systems in November 1999 until March 2001, Mr. Hanover served as GE OEC's Vice-President of Surgery and Chief Technologist. From 1983 to 1992, Mr. Hanover was Vice-President of Technical Development and a member of the board of directors of Sarcos, Incorporated, a developer of products including drug delivery and robotic systems. From 1990 to 1992, Mr. Hanover served as General Manager of Animate Systems, Inc, a division of Sarcos, Inc. From June 1992 until October 1992, Mr. Hanover was President of Hanover Engineering Services, LC, an engineering consulting firm with an emphasis on the solution of multidisciplinary design problems. Mr. Hanover received a Bachelor of Science degree in Mechanical Engineering in 1977 from Tufts University and a Masters of Engineering in Mechanical Engineering in 1985 from the University of Utah. Mr. Hanover is listed as an inventor on 24 United States Patents in the fields of drug delivery systems, dialysis systems and x-ray and ultrasound imaging systems and methods.

        Joseph W. Pepper, Ph.D., Chairman of the Board.    Dr. Pepper has been a member of our Board since December 2009 and became our Chairman of the Board on November 30, 2010. Since 2007, Dr. Pepper has served as a consultant to medical device start-ups. From 2003 until 2007, Dr. Pepper served as CEO of U-Systems Inc., a privately backed start-up that developed automated ultrasound for the early detection of breast cancer in women with dense breast tissue. Dr. Pepper served as CEO for OEC Medical Systems, a NYSE-traded, mobile fluoroscopic imaging equipment manufacturer and seller, from 1997 until the sale of the company to GE Healthcare in 1999. Prior to joining OEC, Dr. Pepper spent 15 years with The BOC Group, Plc., where he served as president of Ohmeda Medical Devices, the healthcare subsidiary of BOC which was responsible for international selling and distribution of medical devices and as president of Ohmeda Medical Equipment, which was responsible for Ohmeda's monitoring and anesthesia equipment business. Dr. Pepper has a BS/MS in Engineering Science from Florida State University, a PhD in Mechanical Engineering from Stanford University and an MBA from The Harvard Business School.

        Kenneth G. Hungerford II, Director.    Mr. Hungerford had been a member of the Board of TechniScan Utah since February 2007 and served as its Chairman of the Board since June 2009. As a result of the Merger, effective as of October 9, 2009, he served as our Chairman of the Board until November 30, 2010. Mr. Hungerford has been Chairman of ADAC Automotive, Inc., a privately held automotive supplier, since January 1986 and served as its Chief Executive Officer from January 1996 until March 2007. ADAC is a member of VAST LLC, a global supplier of automotive parts with operations in China, Brazil, Japan, and Korea. Mr. Hungerford is a member of the board of directors of VAST and serves as a member of its strategic planning committee. Mr. Hungerford was a founding director of Edge Industries, a privately held, capital equipment manufacturer that provides specialized cutting, metering, and dispensing systems for the urethane industry; Lomak Petroleum, which was merged into Range Resources, a publicly traded oil and gas company engaged in the acquisition and development of gas resources; Applied Image Technology, a development stage, software company that provided computer based parts manuals and was merged into MRO, Inc., a publicly traded software company which was subsequently acquired by IBM; Brillance Audiobooks, a publisher of audiobooks which was recently acquired by Amazon; and WXMI Broadcasting, an independent, local television station in Grand Rapids, MI, that became the local FOX network affiliate, and was subsequently sold to COX Broadcasting. Additionally, Mr. Hungerford received a Bachelor of Business Administration degree from the University of Notre Dame in 1968.

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

Key Employee

        John C. Klock, M.D., Chief Medical Officer.    Dr. Klock had been the Chief Medical Officer of TechniScan Utah since June 2009. As a result of the Merger, effective as of October 9, 2009, he became our Chief Medical Officer. Prior to serving as the Chief Medical Officer, Dr. Klock had been a member of the Board of TechniScan Utah from February 2007 until June 2009. Dr. Klock received his medical degree from Tulane University, and completed his medical training at the University of California-San Francisco and Massachusetts General Hospital. Dr. Klock is a board-certified Internist and Hematologist-Oncologist who practiced medicine and did research at the University of California-San Francisco from 1970 to 1982. Since 1982, Dr, Klock has been involved in the start-up of five medical companies. Dr. Klock has authored over 70 peer-reviewed medical and scientific publications and is listed as an inventor on eight United States patents.

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

        The Audit Committee is currently comprised of Cheryl Cook (chair), Richard Stanley and Joseph Pepper, Ph.D., each of whom have been determined to be "independent" under certain independence criteria adopted by our Board and as defined under the standards of independence set forth in the Marketplace rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on the NASDAQ. The Board has determined that Ms. Cook, the chair of the Audit Committee, is an "audit committee financial expert," under applicable SEC rules and regulations. The Audit Committee's responsibilities and duties are among other things to engage the independent registered public accounting firm, review the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls. We have posted the Audit Committee Charter on our website located at www.tsni.com.

        Our Board has not established either a compensation or a nominating and corporate governance committee. With only six members, the Board determined that it will function as and perform the duties and responsibilities typically carried out separately by these committees.

Code of Ethics

        In December 2009, we adopted a written Code of Business Conduct and Ethics applicable to all employees, management, and directors. It is designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability. We have posted our Code of Business Conduct and Ethics on our website located at www.tsni.com.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the compensation for services rendered in all capacities to us for the years ended December 31, 2010 and 2009 by our chief executive officer (principal executive officer) and our most highly compensated executive officers other than the chief executive officer whose total compensation in 2010 was at least $100,000, who are referred to in this section as the named executive officers.

2010 and 2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Nonqualified deferred compensation earnings $	All other compensation $	Total ($)
David C. Robinson,	2010	227,352	—	—	—	4,769	232,121
Chief Executive Officer(2)	2009	209,420	—	67,986	575	4,769	282,750
Steven K. Passey	2010	151,799	—	83,881	—	4,769	240,449
Chief Financial Officer(3)	2009	15,000	—	19,477	—	—	34,477
Barry K. Hanover,	2010	96,689	—	—	14,385	3,902	114,976
Chief Operating Officer(4)	2009	126,120	—	62,433	22,000	4,682	215,235
Emilia Ochoa	2010	—	—	—	—	—	—
Chief Financial Officer(5)	2009	4,500	—	—	—	—	4,500

(1)
Amounts reported represent the compensation cost recognized for financial statement reporting purposes in accordance with FASB ASC 718, Stock-Compensation, utilizing the assumptions discussed in Note 2 and Note 12 to our financial statements for the year ended December 31, 2010 and 2009, giving effect to estimated forfeitures. Estimated forfeitures are nominal amounts.

(2)
Mr. Robinson was appointed our chief executive officer on October 9, 2009, in connection with the closing of the Merger. Amounts reported include compensation paid to Mr. Robinson by TechniScan Utah prior to October 9, 2009 for 2009.

(3)
Mr. Passey was appointed our chief financial officer on November 4, 2009, and commenced serving in that position on November 9, 2009. For more information, see "Employment Agreements—Steven K. Passey" below.

(4)
Mr. Hanover was appointed as our chief operating officer on October 9, 2009, in connection with the closing of the Merger. Amounts reported include compensation paid to Mr. Hanover by TechniScan Utah prior to October 9, 2009 for 2009. Effective October 26, 2010, Mr. Hanover became an independent contractor instead of an employee. Mr. Hanover maintains his duties and responsibilities as our chief operating officer, and continues to function in that position. As an independent contractor, Mr. Hanover is not eligible to participate in our health insurance, retirement, or cafeteria plans. Mr. Hanover is, however, eligible to participate in our equity compensation plan, and all of his option awards remain vested and fully exercisable in accordance with their terms.

(5)
Ms. Ochoa resigned as our chief executive officer, Chief Financial Officer and President on October 9, 2009, in connection with the closing of the Merger.

Outstanding Equity Awards

        The following table sets forth certain information concerning the outstanding equity awards held by our named executive officers as of December 31, 2010.

Outstanding Equity Awards as of December 31, 2010

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable)		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
David C. Robinson(1)	84,070		—		—	0.70	11/1/11
	14,000		—		—	2.00	2/10/14
	28,000		—		—	1.40	2/10/14
	42,000		—		—	2.00	3/31/14
	42,000		—		—	2.00	6/30/14
	42,000		—		—	2.00	2/3/15
	15,000		—		—	2.00	6/15/15
	50,000		—		—	1.38	3/1/17
	75,000		—		—	1.80	3/11/18
	50,000		—		—	1.80	5/1/18
	350,000		—		—	1.50	6/26/19
Steven K. Passey	10,156	(2)	27,344	(2)	—	1.50	11/9/19
	12,500	(3)	—		—	1.50	11/9/19
Barry K. Hanover(1)	40,000		—		—	0.70	2/11/12
	60,000		—		—	0.70	2/11/12
	24,000		—		—	1.06	1/2/13
	8,000		—		—	2.00	2/10/14
	22,400		—		—	1.40	2/10/14
	24,000		—		—	2.00	3/31/14
	24,000		—		—	2.00	6/30/14
	24,000		—		—	2.00	2/3/15
	15,000		—		—	2.00	6/15/15
	50,000		—		—	1.38	3/1/17
	50,000		—		—	1.80	3/11/18
	50,000		—		—	1.80	5/1/18
	325,000		—		—	1.50	6/26/19

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

(3)
Option award granted vested after 6 months from date of grant.

Director Compensation for the Year Ended December 31, 2010

        The following table sets forth certain information concerning the compensation of our directors for services rendered in all capacities for us during the year ended December 31, 2010. David C. Robinson served as a director during the year ended December 31, 2010 and did not receive any compensation for his service as a director. All compensation paid to Mr. Robinson is reflected in the Executive Compensation tables.

2010 Director Compensation

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Joseph W. Pepper PhD.	20,000	82,546	102,546
Kenneth G. Hungerford II	20,000	165,091	185,091
Richard Stanley	20,000	82,546	102,546
Gerald Richardson	20,000	82,546	102,546
Cheryl Cook	20,000	165,091	185,091

(1)
Amounts reported represent the compensation cost recognized for financial statement reporting purposes in accordance with FASB ASC 718, Stock-Compensation, utilizing the assumptions discussed in Note 2 and Note 12 to our financial statements for the year ended December 31, 2010 and, giving effect to estimated forfeitures. Estimated forfeitures are nominal amounts.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following tables set forth, as of March 22, 2011, information regarding the beneficial ownership of our outstanding common stock based upon the most recent information available to us for: (1) each stockholder known by us to own beneficially more than 5% of our outstanding shares of common stock, (2) each of our exeucitve officers and directors, and (3) all of our directors and executive officers as a group. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated. To our knowledge, none of the shares reported below are pledged as security. Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o TechniScan, Inc., 3216 South Highland Drive, Salt Lake City, Utah 84106.

Name and Adress of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Esaote S.p.A(3)	2,125,001	9.66%
Directors and Executive Officers:
David C. Robinson(2)(4)	983,686	4.32%
Steven K. Passey(2)(5)	26,563	*
Barry K. Hanover(6)	730,304	3.22%
Kenneth G. Hungerford II(2)(7)	2,014,940	8.77%
Richard J. Stanley(2)(8)	2,948,312	12.96%
Gerald A. Richardson(2)(9)	54,250	*
Cheryl D. Cook(2)(10)	133,750	*
Joseph W. Pepper, Ph.D.(2)(11)	37,500	*

All directors and executive officers as a group (8 persons)	6,929,305	27.79%

*
Indicates ownership of less than 1%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock that can be acquired by that person within 60 days from the date hereof upon exercise of options, warrants and/or other convertible or exercisable securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible or exercisable securities that are held by that person (but not those held by any other person) and that are convertible or exercisable within the 60-day period have been exercised. The percentage of outstanding common shares has been calculated based upon 21,986,944 shares of common stock outstanding on March 22, 2011.

(2)
These are the officers and directors of our company.

(3)
Esaote's address is Via Siffredi, 58 16153, Genova, Italy

(4)
Includes 191,616 shares of common stock held by Mr. Robinson and his wife in joint tenancy with right of survivorship, which Mr. Robinson may be deemed to share voting and investment power with respect to these shares. Includes presently exercisable options for the purchase of 792,070 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(5)
Includes presently exerciseable options for the purchase of 26,563 shares of common stock share pursuant to the 2001 Employee Stock Option Plan and the Passey Offer Letter.

(6)
Includes presently exercisable options for the purchase of 716,400 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(7)
Includes 994,473 shares of common stock held by Green & Gold Capital Holdings, LLC, of which Mr. Hungerford is a member and manager, and as such may be deemed to share voting and investment power with respect to these shares. Mr. Hungerford disclaims beneficial ownership of all shares held by Green & Gold Capital Holdings, LLC except to the extent of his pecuniary interest therein. Includes 18,928 shares of common stock held by TMS Capital Holdings, LLC, of which Mr. Hungerford is a member, and a manager, and shares equal voting and investment power over such shares with Mr. Stanley and Dr. John Klock. Mr. Hungerford disclaims beneficial ownership of all shares held by TMS Capital Holdings, LLC except to the extent of his pecuniary interest therein. Includes presently exercisable options for the purchase of 75,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan. Includes conversion of notes (principal and interest) and warrants for the purchase of 277,551 and 648,988 shares of common stock, respectively.

(8)
Includes 224,750 shares of common stock held by members of Mr. Stanley's family. Includes 1,941,820 shares of common stock held by Mr. Stanley and his wife as joint tenancy with right of survivorship and his other family members as joint tenants, which Mr. Stanley may be deemed to share voting and investment power with respect to these shares. Mr. Stanley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Includes 18,928 shares of common stock held by TMS Capital Holdings, LLC, of which Mr. Stanley is a member, and a manager, and shares equal voting and investment power over such shares with Mr. Hungerford and Dr. John Klock. Mr. Stanley disclaims beneficial ownership of all shares held by TMS Capital Holdings, LLC except to the extent of his pecuniary interest therein. Includes presently exercisable options for the purchase of 37,500 shares of common stock pursuant to the 2001 Employee Stock Option Plan. Includes conversion of notes (principal and interest) and warrants for the purchase of 225,580 and 499,734 shares of common stock, respectively.

(9)
Includes presently exercisable options for the purchase of 37,500 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(10)
All common stock is held by Ms. Cook and her husband as joint tenancy with right of survivorship, and Ms. Cook may be deemed to share voting and investment power with respect to these shares. Includes presently exercisable options for the purchase of 75,000 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

(11)
Includes presently exercisable options for the purchase of 37,500 shares of common stock pursuant to the 2001 Employee Stock Option Plan.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2010, about shares of our common stock outstanding and available for issuance under our equity compensation plan existing as of such date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
2001 Employee Stock Option Plan(1)(2)	3,200,445	$1.38	673,955

(1)
The plan was approved by the security holders of TechniScan Utah in 2001 for officers, employees, directors and consultants. The plan was subsequently amended pursuant to five separate amendments. The plan was assumed by the Company upon the closing of the Merger.

(2)
The plan authorizes the granting of stock options to purchase shares of our common stock equal to 18% of the total shares of common stock outstanding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement

        TechniScan Utah entered into a General Consulting Agreement with The Anson Group, dated May 1, 2006. Gerald A. Richardson, who has served on our Board since January 2008, and previously served as a director of TechniScan Utah from October 2001 until August 2002, is the founder, managing partner and Chief Executive Officer of Anson Group. Anson Group serves developers, manufacturers and marketers of pharmaceuticals, medical devices and diagnostic problems. Pursuant to the terms of the General Consulting Agreement, Anson Group's responsibilities were to be described pursuant to various Project Assignments that would become part of the General Consulting Agreement, including assisting TechniScan Utah with submission of its 510(k) application for FDA approval. Payment for services rendered as well as the term of the General Consulting Agreement are pursuant to the Project Assignments, however, either party may terminate the agreement upon 30-days prior written notice or upon breach of the agreement and failure to cure such breach within a 30 day period. we paid Anson Group the following for services rendered under the General Consulting Agreement: $0 in 2010 and $18,162 in 2009.

Convertible Notes

        On March 30, 2010, we issued senior secured convertible promissory notes in the principal amount of $250,000 and warrants to purchase 93,284 shares of our common stock to each of the following two members of our Board, Kenneth G. Hungerford II and Richard J. Stanley. The notes and warrants were issued in connection with a private debt offering and the terms of the offering were the result of arm's length negotiations between us and the lead investor, Biotex Pharma Investments LLC, and neither Hungerford nor Stanley were a part of any negotiations in connection with the issuance of the notes, the warrants, or the debt offering on behalf of either us, the lead investor, or themselves. Hungerford and Stanley agreed to invest on the same terms as ultimately negotiated by the lead investor and agreed to by the other members of our Board. Prior to the completion of the transaction, neither the Company nor any of its affiliates or officers, directors or their associates had any material relationship with the lead investor, other than in respect of the applicable material definitive agreements and the transactions contemplated therein and related thereto.

        From May 13, 2010 through May 27, 2010, as part of the private debt offering, we issued additional senior secured convertible promissory notes in the aggregate principal amount of $150,000 as follows: $100,000 to Kenneth G. Hungerford II and $50,000 to John C. Klock M.D. As part of the purchase of the notes, Kenneth G. Hungerford II and John C. Klock M.D. received warrants to purchase 37,314 and 18,657 shares of our common stock, respectively. We closed this private debt offering May 27, 2010.

        From July 29, 2010 through August 24, 2010 we issued, as part of the private debt offering, additional senior secured convertible promissory notes in the aggregate principal amount of $200,000 as follows: $100,000 to Kenneth G. Hungerford II and $100,000 to Richard J. Stanley. As part of the purchase of the notes, Kenneth G. Hungerford II and Richard J. Stanley received warrants to purchase 37,313 and 37,314, respectively, shares of our common stock. We closed this private debt offering on August 24, 2010.

        From November 29, 2010 through December 17, 2010, we issued as part of our private debt offering additional senior secured convertible promissory notes in the aggregate amount of $100,000 as follows: $50,000 to Kenneth G. Hungerford II, and $50,000 to Richard J. Stanley. As part of the purchase of the Notes, Kenneth G. Hungerford and Richard J. Stanley each received 18,657 warrants to purchase shares of our common stock. We closed this private debt offering on December 17, 2010.

        From August 9, 2010 through September 8, 2010, we received $135,000 by issuing short-term notes to two related parties. The notes bear interest at 8% per annum. The principal amount of the notes and accrued interest are due upon the earlier of: (1) receiving cash proceeds from equipment sales, loans, investments or otherwise from Esaote in excess of an aggregate of $135,000; (2) the closing of a public sale of our securities for gross proceeds of not less than $2,000,000; or (3) April 15, 2011.

Esaote

        Pursuant to the Esaote OEM Agreement, Esaote provides engineering and design support and original equipment manufacturing prototype equipment and supplies to us. Under Supplement One, Esaote agreed to provide additional components, development services and miscellaneous costs to support the further development of our products ("Supplemental Services"). The Supplemental Services are valued at the sum of $1,008,417. Pursuant to Supplement One, Esaote has the choice to be compensated for the value of the Supplemental Services in cash or shares of our common stock in an amount as determined once the Supplemental Services are completed or terminated. The term of the Esaote OEM Agreement commenced on February 11, 2008, continues in effect for a period of 24 months, and has automatically been renewed for a further period of 36 months. As of March 25, 2011, Esaote has not requested any payment for Supplemental Services.

        In connection with the Distribution Agreement and the Market Agreement, we expected to deliver five WBU systems to Esaote for clinical testing and distribution in the European market. We have delivered two prototype systems and Esaote paid us an aggregate of $650,000 to date. Also in connection with these two agreements, Esaote is assisting us with completion of the regulatory approval process in Europe, and is appointed to exclusively promote, market, sell and distribute the WBU system in the EU, Switzerland, Norway, Ukraine and the CIS (Russian Federation of related countries).

Review and Approval of Transactions with Related Persons

        The Board has adopted a written policy for the review and evaluation of all related-party transactions. Under that policy, unless specifically delegated by the Board to another committee of the Board, the Audit Committee is charged with the responsibility of (1) reviewing and evaluating all related-party transactions, or proposed transactions, between the Company and a related person; and (2) reviewing and making recommendations to the full Board, or approving, any contracts or other transactions with current or former executive officers of the Company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by the Company. All related-party transactions described above were reviewed and approved by the Audit Committee.

Arrangements of Certain Directors

        We are aware of the following arrangements or understandings between certain directors and other persons, pursuant to which such directors were selected as a director.

        In 2006, Mr. Hungerford was the lead investor of a group that purchased shares of TechniScan Utah's stock pursuant to a private placement offering of Series D Preferred Stock. Pursuant to the term sheet for such purpose, which set forth the agreement between Mr. Hungerford, together with certain other investors, and TechniScan Utah, Mr. Hungerford was appointed as a director of TechniScan Utah. Upon closing of the Merger in October 2009, the right to select a director by such investors was terminated.

        Pursuant to a private placement offering of Series E Preferred Stock, TechniScan Utah and, as a group, 68 purchasers of the Series E Preferred Stock, entered into a Voting Agreement relating to the election of directors of TechniScan Utah. Pursuant to the Voting Agreement, the holders of Series E Preferred Stock were entitled to elect two directors of TechniScan Utah ("Series E Directors"). Esaote was one of the 68 purchasers, and pursuant to the Voting Agreement, Esaote was entitled to select one of the Series E Directors. The Voting Agreement survived the closing of the Merger, and now provides the holders of 3,894,985 shares of our common stock the right to elect two directors to our Board. Mr. Richardson was selected to serve as the Esaote appointed director on the Board of Directors of TechniScan Utah, and as the Esaote appointed Series E Director on our Board. The other Series E Director has not yet been nominated or elected to our Board.

Director Independence

        We believe a majority of our Board are independent from management. Those individuals who we believe are independent directors are Joseph W. Pepper, PhD, Kenneth G. Hungerford II, Richard J. Stanley, Gerald A. Richardson, and Cheryl D. Cook. Our Board will determine the independence of the members of the Board from time to time in reference to the listing standards adopted by NASDAQ Stock Market, the independence standards set forth in Sarbanes-Oxley and the rules and regulations promulgated by the SEC under applicable law. In particular, we have an audit committee that will periodically evaluate and report to the Board on the independence of each member of the Board.

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

        We have adopted a Whistleblower Policy, which is posted on our website at www.tsni.com.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table represents the aggregate fees billed or expected to be billed by Tanner LLC ("Tanner") for audit and other services rendered:

	2010	2009
Audit fees	$153,000	$126,000
Audit-related fees	93,000	22,000
Tax fees	—	—
Other fees	—	—

Total fees	$246,000	$148,000

        Audit fees include aggregate fees billed for professional services rendered for the audit and reviews of quarterly information of TechniScan, Inc. for the years ended December 31, 2010 and 2009, and for services in connection with the Company's various statutory and regulatory filings.

        Audit-related fees are for review of registration statements, and for review of filings and other documents associated with the Merger.

        Tax fees are fees for tax compliance, tax advice and tax planning. No such fees were incurred during the years ended December 31, 2010 and 2009.

        Other fees are for any services not included in the first three categories. There were no such fees incurred during the years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Policies and Procedures

        All members of the Company's audit committee approved the engagement of Tanner LLC as the Company's independent registered public accounting firm and each of the related projects.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Financial Statement Schedules

1.     Financial Statements of TechniScan, Inc.

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2010	F-3
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009 and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2010	F-4
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2010	F-7
Notes to Financial Statements	F-8

2.     Financial Statement Schedules

        None.

(b)   Exhibits

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, by and between TechniScan, Inc., Castillo, Inc., TechniScan Acquisition, Inc., and Emilia Ochoa, dated October 9, 2009

2.2	(1)	Agreement and Plan of Merger by and between Castillo, Inc., a Delaware corporation and Castillo, Inc., a Nevada corporation, dated September 4, 2009

2.3	(1)	Plan of Merger by and among TechniScan, Inc. and TechniScan Acquisition, Inc., dated October 9, 2009

2.4	(1)	Plan of Merger by and among Castillo, Inc. and TechniScan, Inc., dated October 9, 2009

3.1	(1)	Certificate of Incorporation, filed with the Secretary of State of the State of Delaware

3.1.1	(9)	Certificate of Amendment to the Certificate of Incorporation filed June 18, 2010

3.1.2	(9)	Certificate of Correction filed June 22, 2010

3.2	(1)	Bylaws

3.3	(1)	Certificate of Merger of Castillo, Inc., a Nevada corporation with and into Castillo, Inc., a Delaware corporation, filed with the State of Delaware on October 8, 2009

3.4	(1)	Certificate of Ownership and Merger of TechniScan, Inc., with and into Castillo, Inc., filed with the State of Delaware on October 9, 2009

4.1	(8)	Form of Senior Secured Convertible Promissory Note of TechniScan, Inc., as amended

4.2	(7)	Form of Common Stock Purchase Warrant of TechniScan, Inc.

4.3	(5)	Specimen Stock Certificate

Exhibit No.		Description
9.1	(1)	Voting Agreement by and among TechniScan, Inc. and the Series E Preferred Stock holders dated February 11, 2008

10.1	(7)	Note and Warrant Agreement dated as of March 30, 2010 by and among TechniScan, Inc. and the investors party thereto.

10.2	(10)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.1	(12)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.2	(13)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.3	(14)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.4	(15)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.5	(16)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.6	(19)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.3	(7)	Registration Rights Agreement dated March 30, 2010 by and amount TechniScan, Inc. and the investors party thereto.

10.4	(8)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.1	(12)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.2	(13)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.3	(14)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.4	(15)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.5	(7)	Security Agreement dated as of March 30, 2010 by and between TechniScan, Inc. and Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.

10.6	(7)	Patent, Trademark and Copyright Security Agreement dated March 30, 2010 by and between TechniScan, Inc. and Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.

10.7	(6)	Form of Indemnification Agreement between TechniScan, Inc. and its Officers and Directors.

10.8	(1)	Office Building Lease by and between Shupe Investments, LTD, as landlord, and TechniScan Inc., as tenant, for lease of premises located at 3216 South Highland Drive, Salt Lake City, Utah, dated April 11, 2008

Exhibit No.		Description
10.9	(1)	Lease Agreement by and between 1011 LLC, as landlord, and SafeScan Medical Systems, LLC, as tenant, for lease of premises located at 1011 East Murray-Holladay Road, Salt Lake City Utah, dated September 1, 200

10.10	(5)	2001 Employee Stock Option Plan, as amended

10.11	(2)	Employment Offer Letter with Steven K. Passey, dated November 9, 2009

10.12	(1)	Form of Confidentiality, Inventions Assignment and Non-Competition Agreement between TechniScan, Inc. and employees of TechniScan, Inc.

10.13	(1)	Form of Lock-Up Agreement

10.14	(1)	General Consulting Agreement by and between TechniScan Medical Systems, Inc. and The Anson Group, dated May 1, 2006

10.15	(1)	Client Confidentiality & Non-Disclosure Agreement by and between TechniScan Medical Systems, Inc. and The Anson Group, dated May 3, 2006

10.16	(1)	Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote S.p.A., dated February 11, 2008

10.17	(1)	Distribution Agreement by and between TechniScan, Inc. and Esaote S.p.A., dated February 11, 2008

10.18	(1)	European Market Development Agreement, between Esaote S.p.A., and TechniScan Inc., dated October 28, 2008

10.19	(1)	Letter of Understandings on Possible Amendment Agreement, between Esaote S.p.A. and TechniScan, Inc., dated October 28, 2009

10.20	(2)	Manufacturing Letter of Intent between TechniScan, Inc. and Esaote S.p.A., dated November 12, 2009

10.21	(4)	Supplement Number One to Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote, S.p.A., dated November 10, 2009

10.22	(11)	Supplement Number Tow to Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote, S.p.A., dated November 10, 2009

10.23	(1)	Amendment and Restatement of The License Agreement Between University of Utah Research Foundation and TechniScan, Inc., Successor-in-Interest to Dr. Steven A. Johnson Dated August 28, 1984, dated January 10, 2002

10.24	(1)	Professional Services Agreement, by and between TechniScan, Inc. and PCOF Partners, dated October 9, 2009

10.25	(17)	Professoinal Services Agreement, by and between TechniScan, Inc. and PCOF Partners, dated December 8, 2010

10.26	(17)	Placement Agency Agreement, by and between TechniScan, Inc. and Stonegate Securities, Inc. dated December 7, 2010

10.27	(18)	Equity Purchase Agreement, by and between TechniScan, Inc. and Southridge Partners II, LP, dated January 11, 2011

Exhibit No.		Description
10.28	(18)	Registration Rights Agreement by and between TechniScan, Inc. and Southridge Partners II, LP dated January 11, 2011

10.29	(18)	Product Development Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated January 11, 2011

10.30	(20)	Manufacturing Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated February 16, 2011

10.31	(20)	Trademark and Copyright License Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated February 16, 2011

10.32	(20)	Subscription Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated February 16, 2011

16.1	(3)	Letter dated December 7, 2009 from George Stewart, CPA to the Securities and Exchange Commission

31.1		Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Attached as Exhibit to our Form 8-K filed with the SEC on October 16, 2009 and incorporated by reference.

(2)
Attached as Exhibit to our Form 8-K filed with the SEC on November 12, 2009 and incorporated by reference.

(3)
Attached as Exhibit to our Form 8-K filed with the SEC on December 7, 2009 and incorporated by reference.

(4)
Attached as Exhibit to our Form 8-K filed December 9, 2009 and incorporated by reference.

(5)
Attached as Exhibit to our Form 10-K filed with the SEC on March 22, 2010 and incorporated by reference.

(6)
Attached as Exhibit to our Form 8-K filed with the SEC on March 25, 2010 and incorporated by reference.

(7)
Attached as Exhibit to our Form 8-K filed with the SEC on April 5, 2010 and incorporated by reference.

(8)
Attached as Exhibit to our Form 8-K filed with the SEC on May 14, 2010 and incorporated by reference.

(9)
Attached as Exhibit to our Form 8-K filed with the SEC on June 25, 2010 and incorporated by reference.

(10)
Attached as Exhibit to our Form 8-K filed with the SEC on August 4, 2010 and incorporated by reference.

(11)
Attached as Exhibit to our Form 8-K filed with the SEC on September 8, 2010 and incorporated by reference.

(12)
Attached as Exhibit to our Form 8-K filed with the SEC on October 1, 2010 and incorporated by reference.

(13)
Attached as Exhibit to our Form 8-K filed with the SEC on October 11, 2010 and incorporated by reference.

(14)
Attached as Exhibit to our Form 8-K filed with the SEC on October 19, 2010 and incorporated by reference.

(15)
Attached as Exhibit to our Form 8-K filed with the SEC on November 3, 2010 and incorporated by reference.

(16)
Attached as Exhibit to our Form 8-K filed with the SEC on November 18, 2010 and incorporated by reference.

(17)
Attached as Exhibit to our Form 8-K filed with the SEC on December 13, 2010 and incorporated by reference.

(18)
Attached as Exhibit to our Form 8-K filed with the SEC on January 18, 2011 and incorporated by reference.

(19)
Attached as Exhibit to our Form 8-K filed with the SEC on February 4, 2011 and incorporated by reference.

(20)
Attached as Exhibit to our Form 8-K filed with the SEC on February 23, 2011 and incorporated by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exhange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, in Salt Lake City, State of Utah, on March 25, 2011.

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

/s/ DAVID C. ROBINSON David C. Robinson	Chief Executive Officer, Director	March 25, 2011
/s/ STEVEN K. PASSEY Steven K. Passey	Chief Financial Officer	March 25, 2011
/s/ JOSEPH W. PEPPER, PHD Joseph W. Pepper, PhD	Chairman of the Board of Directors	March 25, 2011
/s/ KENNETH G. HUNGERFORD II Kenneth G. Hungerford II	Director	March 25, 2011
/s/ GERALD A. RICHARDSON Gerald A. Richardson	Director	March 25, 2011

/s/ RICHARD J. STANLEY Richard J. Stanley	Director	March 25, 2011
/s/ CHERYL D. COOK Cheryl D. Cook	Director	March 25, 2011

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        The registrant has not furnished to its security holders an annual report covering its fiscal year ended December 31, 2010 or any proxy material with respect to any annual or other meeting of security holders. If such material is furnished to its security holders subsequent to the filing of this annual report on this Form 10-K, registrant will furnish copies of such material to the SEC at the same time it is sent to its security holders.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TechniScan, Inc.

        We have audited the accompanying balance sheets of TechniScan, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010 and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechniScan, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, and for the period from January 1, 2002 (date of inception of development stage) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/ TANNER LLC

Salt Lake City, Utah
March 25, 2011

TECHNISCAN, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,026	$232,706
Accounts receivable	250,000	—
Prepaid expenses	504,033	271,209

Total current assets	755,059	503,915
Property and equipment, net	588,914	617,142
Deposits	28,153	28,153

Total assets	$1,372,126	$1,149,210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Outstanding checks in excess of bank balance	$16,478	$—
Accounts payable	1,543,762	472,367
Accrued liabilities	835,635	670,638
Convertible notes payable, net of discount of $197,427	2,652,573	—
Note payable to related parties	135,000	—
Related-party customer deposits	410,000	260,000
Embedded derivative liability	36,952	—
Common stock warrant liability	41,798	—

Total current liabilities	5,672,198	1,403,005
Deferred rent	145,194	139,330
Accrued software license fees	—	250,000

Total liabilities	5,817,392	1,792,335

Commitments
Stockholders' deficit:
Common stock, $.001 par value: 150,000,000 shares authorized; 21,524,444 and 20,724,444 shares outstanding, respectively	21,524	20,724
Additional paid-in capital	26,066,768	24,524,019
Accumulated deficit prior to development stage	(389,393)	(389,393)
Accumulated deficit during development stage	(30,144,165)	(24,798,475)

Total stockholders' deficit	(4,445,266)	(643,125)

Total liabilities and stockholders' deficit	$1,372,126	$1,149,210

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From January 1, 2002 (date of inception of development stage) Through December 31, 2010
	For the Year Ended December 31,
	2010	2009
Revenues:
Government grant	$126,613	$861,091	$3,172,077
Product development sales	250,000	—	250,000
Related-party research	—	120,000	240,000

Total revenues	376,613	981,091	3,662,077

Operating expenses:
Selling, general and administrative	3,377,013	2,179,718	16,340,598
Research and development	1,589,269	1,610,562	14,437,026
Direct grant	139,039	622,349	2,014,195

Total operating expenses	5,105,321	4,412,629	32,791,819

Loss from operations	(4,728,708)	(3,431,538)	(29,129,742)
Interest income	616	1,348	56,429
Interest expense	(3,472,732)	(6,214)	(3,928,447)
Gain on derivatives, net	2,855,134	—	2,855,134
Gain on sale of property and equipment	—	—	2,461

Net loss	$(5,345,690)	$(3,436,404)	$(30,144,165)

Net loss per common share—basic and diluted	$(0.26)	$(0.30)

Weighted average number of common shares outstanding—basic and diluted	20,806,156	11,516,223

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, as of January 1, 2002	8,058,488	$8,059	932,712	$933	$548,548	$(389,393)	$168,147
Issuance of Series A preferred stock (at $0.20 per share)	1,600,000	1,600	—	—	318,400	—	320,000
Issuance of Series B preferred stock (at $0.30 per share)	5,968,335	5,968	—	—	1,784,532	—	1,790,500
Issuance of common stock for services (at $0.49 per share)	—	—	71,429	71	34,929	—	35,000
Stock-based compensation	—	—	—	—	37,143	—	37,143
Net loss	—	—	—	—	—	(1,625,040)	(1,625,040)

Balance, as of December 31, 2002	15,626,823	15,627	1,004,141	1,004	2,723,552	(2,014,433)	725,750
Issuance of common stock (at $2.00 and $3.00 per share)	—	—	235,284	235	525,334	—	525,569
Stock-based compensation	—	—	—	—	56,369	—	56,369
Net loss	—	—	—	—	—	(1,838,611)	(1,838,611)

Balance, as of December 31, 2003	15,626,823	15,627	1,239,425	1,239	3,305,255	(3,853,044)	(530,923)
Issuance of common stock (at $2.00 per share)	—	—	2,344,001	2,344	4,685,656	—	4,688,000
Conversion of note payable and accrued interest to common stock (at $2.00 per share)	—	—	246,804	247	493,360	—	493,607
Stock-based compensation	—	—	—	—	50,136	—	50,136
Net loss	—	—	—	—	—	(3,157,701)	(3,157,701)

Balance, as of December 31, 2004	15,626,823	15,627	3,830,230	3,830	8,534,407	(7,010,745)	1,543,119
Conversion of preferred stock to common stock (at $2.00 and $3.00 per share)	(15,626,823)	(15,627)	3,125,369	3,125	12,502	—	—
Issuance of common stock (at $2.00 and $3.00 per share)	—	—	1,094,000	1,094	2,593,406	—	2,594,500
Issuance of common stock upon exercise of stock options (at $0.84 per share)	—	—	52,400	53	43,907	—	43,960
Stock-based compensation	—	—	—	—	20,700	—	20,700
Proceeds from debt allocated to common stock warrants and beneficial conversion features	—	—	—	—	213,334	—	213,334
Common stock warrants issued to non-employees	—	—	—	—	15,893	—	15,893
Net loss	—	—	—	—	—	(4,986,234)	(4,986,234)

Balance, as of December 31, 2005	—	$—	8,101,999	$8,102	$11,434,149	$(11,996,979)	$(554,728)

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, as of December 31, 2005	—	$—	8,101,999	$8,102	$11,434,149	$(11,996,979)	$(554,728)
Issuance of common stock, net of issuance costs of $25,489 (at $0.80, $2.00 and $3.00 per share)	—	—	607,733	608	1,212,103	—	1,212,711
Issuance of Series D preferred stock, net of issuance costs of $38,024 (at $0.75 per share)	1,540,682	1,541	—	—	1,115,948	—	1,117,489
Issuance of common stock upon exercise of stock options (at $1.34 per share)	—	—	4,959	5	6,616	—	6,621
Stock-based compensation	—	—	—	—	53,600	—	53,600
Re-pricing of common stock warrants issued to non-employees	—	—	—	—	70,695	—	70,695
Re-pricing of common stock warrants issued to employees	—	—	—	—	537,545	—	537,545
Conversion of note payable and accrued interest to Series D preferred stock (at $0.75 per share)	2,157,630	2,157	—	—	1,616,067	—	1,618,224
Net loss	—	—	—	—	—	(3,710,137)	(3,710,137)

Balance, as of December 31, 2006	3,698,312	3,698	8,714,691	8,715	16,046,723	(15,707,116)	352,020
Issuance of Series D preferred stock, net of issuance costs of $27,343 (at $0.75 per share)	1,570,327	1,570	—	—	1,148,833	—	1,150,403
Conversion of common stock to Series D preferred stock (at $3.00 per share)	3,256,931	3,258	(1,006,733)	(1,007)	(2,251)	—	—
Issuance of common stock upon exercise of stock warrants (at $0.10 per share)	—	—	100,918	101	9,991	—	10,092
Stock-based compensation	—	—	—	—	62,483	—	62,483
Net loss	—	—	—	—	—	(1,800,730)	(1,800,730)

Balance, as of December 31, 2007	8,525,570	8,526	7,808,876	7,809	17,265,779	(17,507,846)	(225,732)
Issuance of Series E preferred stock for cash, net of issuance costs of $112,034 (at $0.90 per share)	3,282,506	3,282	—	—	2,838,939	—	2,842,221
Issuance of Series E preferred stock for future services (at $0.90 per share)	1,111,111	1,111	—	—	998,889	—	1,000,000
Conversion of notes payable to Series E preferred stock (at $0.90 per share)	555,558	556	—	—	499,444	—	500,000
Issuance of common stock upon exercise of stock warrants (at $0.10 per share)	—	—	723,304	723	71,609	—	72,332
Stock-based compensation	—	—	—	—	17,831	—	17,831
Net loss	—	—	—	—	—	(4,243,618)	(4,243,618)

Balance, as of December 31, 2008	13,474,745	$13,475	8,532,180	$8,532	$21,692,491	$(21,751,464)	$(36,966)

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, as of December 31, 2008	13,474,745	$13,475	8,532,180	$8,532	$21,692,491	$(21,751,464)	$(36,966)
Shares issued to stockholders of Castillo, Inc. in connection with the Merger	—	—	2,250,000	2,250	(2,250)	—	—
Capital contribution	—	—	—	—	65,000	—	65,000
Repurchase and cancellation of common stock	—	—	(750,000)	(750)	(64,250)	—	(65,000)
Issuance of common stock for services in connection with the Merger (at $1.50 per share)	—	—	250,000	250	374,750	—	375,000
Cancellation of dissenters stock (at $1.50 per share)	—	—	(180,908)	(181)	(271,181)	—	(271,362)
Issuance of Series E preferred stock for cash, net of issuance costs of $6,866 (at $0.90 per share)	1,542,466	1,542	—	—	1,379,812	—	1,381,354
Issuance of common stock for cash, net of issuance costs of $28,233 (at $1.50 per share)	—	—	588,615	589	853,988	—	854,577
Issuance of common stock upon exercise of stock warrants (at $0.10 per share)	—	—	262,715	263	26,008	—	26,271
Issuance of common stock for future services (at $6.00 per share)	—	—	37,500	37	224,963	—	225,000
Conversion of Series D preferred stock to common stock (at $1.50 per share)	(8,525,570)	(8,526)	4,689,064	4,689	3,837	—	—
Conversion of Series E preferred stock to common stock (at $1.80 per share)	(6,491,641)	(6,491)	3,894,985	3,895	2,596	—	—
Conversion of common stock warrants to common stock (at $0.10 and $1.50 per share)	—	—	1,150,293	1,150	(1,150)	—	—
Stock-based compensation	—	—	—	—	239,405	—	239,405
Net loss	—	—	—	—	—	(3,436,404)	(3,436,404)

Balance, as of December 31, 2009	—	—	20,724,444	20,724	24,524,019	(25,187,868)	(643,125)
Issuance of common stock for extension of convertible notes payable (at $1.03 per share)	—	—	275,000	275	282,975	—	283,250
Issuance of common stock for future services (at $0.74 per share)	—	—	525,000	525	387,975	—	388,500
Stock-based compensation	—	—	—	—	871,799	—	871,799
Net loss	—	—	—	—	—	(5,345,690)	(5,345,690)

Balance, as of December 31, 2010	—	$—	21,524,444	$21,524	$26,066,768	$(30,533,558)	$(4,445,266)

See accompanying notes to financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period From January 1, 2002 (date of inception of development stage) Through December 31, 2010
	For the Year Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,345,690)	$(3,436,404)	$(30,144,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,639	81,489	687,586
Impairment of intangible assets	—	—	14,179
Gain on sale of property and equipment	—	—	(2,461)
Non-cash interest expense	—	—	347,911
Issuance of common stock for services	—	375,000	375,000
Stock-based compensation	871,799	239,405	2,033,599
Debt discount amortization on convertible notes payable	3,019,707	—	3,019,707
Gain on derivatives, net	(2,855,134)	—	(2,855,134)
Changes in assets and liabilities:
Accounts receivable	(250,000)	—	(249,733)
Inventory	—	—	61,649
Prepaid expenses	155,676	106,258	1,081,313
Accounts payable	1,071,395	353,383	1,534,842
Accrued liabilities	164,997	224,420	495,817
Related-party customer deposits	150,000	80,000	410,000
Deferred rent	5,864	40,784	145,194
Other liabilities	(250,000)	250,000	—

Net cash used in operating activities	(3,075,747)	(1,685,665)	(23,044,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	4,000
Purchase of property and equipment	(157,411)	(613,023)	(1,174,225)

Net cash used in investing activities	(157,411)	(613,023)	(1,170,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	16,478	—	16,478
Principal payments on debt	—	—	(79,292)
Proceeds from exercise of stock options and warrants, and from the issuance of stock, net of issuance costs	—	2,262,202	18,748,587
Proceeds from issuance of notes payable to related parties	135,000	—	135,000
Proceeds from issuance of convertible notes payable	2,850,000	—	5,250,000

Net cash provided by financing activities	3,001,478	2,262,202	24,070,773

Net decrease in cash and cash equivalents	(231,680)	(36,486)	(144,148)
Cash and cash equivalents at beginning of period	232,706	269,192	145,174

Cash and cash equivalents at end of period	$1,026	$232,706	$1,026

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,814	$183	$26,581
Cash paid for income taxes	200	100	1,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Embedded derivative liability associated with convertible notes payable	$1,220,463	$—	$1,220,463
Common stock warrant liability associated with convertible notes payable	2,882,182	—	2,882,182
Issuance of common stock for extension of convertible notes payable	283,250	—	283,250
Issuance of common stock for future services	388,500	225,000	613,500
Common stock issued to stockholders of Castillo, Inc. in connection with the Merger	—	6,000	6,000
Conversion of preferred stock and common stock warrants to common stock	—	38,937	38,937
Dissenter shares cancelled in connection with the Merger	—	271,362	271,362
Issuance of Series E convertible preferred stock for future services	—	—	1,000,000
Conversion of notes payable, including accrued interest, to preferred stock	—	—	2,611,831

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

Description of Business

        TechniScan Utah was incorporated in 1984 for the purpose of conducting research on advanced ultrasound imaging and inverse scatter technology. The Company is in the development stage, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 915-10, Development Stage Entities, as it has not generated significant revenues. The development stage began January 1, 2002, when the Company was capitalized for research, development and commercialization of innovative medical imaging products for the detection and diagnosis of breast cancer.

        The Company's commercial focus is the development of an ultrasound-based product known as the Warm Bath Ultrasound ("WBU") system that is expected to provide radiologists with unique information about the bulk properties of tissue in the breast as well as clear images of the tissue structure.

Going Concern Considerations

        Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and debt and equity capital raised to sustain its operations. The WBU system has not yet been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale. Therefore, the Company has not generated any revenues from commercial product sales. The Company has incurred losses and used cash in operating activities since entering the development stage. As of December 31, 2010, the Company had an accumulated deficit of $30,533,558, negative working capital of $4,917,139 and minimal revenues. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company's plans to address its liquidity issues include (1) sale of debt and equity securities, (2) collaboration with third parties to accelerate the introduction of product and services into the market, and (3) continued focus on obtaining approval from the FDA for the Company's products and services to qualify for commercial sale.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

        There can be no assurance that the Company's planned sales of debt and equity securities, its collaborative efforts, or its efforts to obtain FDA approval will be successful, or that the Company will have the ability to commercialize its imaging system and ultimately attain profitability.

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

Cash Equivalents

        The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents totaled $0 and $130,028 as of December 31, 2010 and 2009, respectively, and consisted of money market funds.

Accounts Receivable

        The Company records accounts receivable at their estimated net realizable value. The Company estimates allowances for uncollectible amounts based upon factors which include, but are not limited to: the age of the receivable and the terms of the agreements. Accounts receivable allowances are estimates. The Company periodically reviews and revises these estimates based on new information and these revisions may be material. As of December 31, 2010 and 2009, there was no allowance for bad debts.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents as well as accounts receivable. The Company places its cash with one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.

Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs that do not extend the life or improve the functionality of the asset are expensed in the period incurred. Depreciation expense is recorded on a straight-line basis over the

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated useful lives of the related assets as shown below, and totaled $185,639 and $81,489 for the years ended December 31, 2010 and 2009, respectively.

Useful Life (Years)
Leasehold improvements	Shorter of lease term or 3 years
Machinery and equipment	3 - 5
Computer equipment and software	3 - 5
Furniture and fixtures	7

Impairment of Long-Lived Assets

        The Company periodically evaluates the carrying values of property and equipment in accordance with FASB ASC Subtopic 360-10-45, Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amounts of the assets, a loss is recognized for the difference between the fair values and the carrying values of the assets.

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

        The accounting for derivative instruments is complex. The Company's derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur. For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using both the Black-Scholes option-pricing model and the Binomial option-pricing model (see Note 10). These models require assumptions related to the expected term of the instrument, risk-free rates of return, the Company's current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Collaborative Arrangements

        The Company enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two or more parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. The Company's rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research, development, and distribution.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        The Company's revenues are sourced from federal research grants, private and government research contracts, and product development sales. Revenue is recognized when the following criteria are met: (1) a contractual agreement exists; (2) products have been delivered or services have been rendered; (3) the fee is fixed or determinable, and (4) collectability is reasonably assured. Government grant revenue is recognized during the period qualifying expenses are incurred for research and development of the WBU system as set forth under the terms of the grant award agreements. The Company has complied with the federal statutes and regulations, including the delivery of all required periodic reports, and believes that no refunds will be required under the terms of the grant award agreements.

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

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are summarized as follows:

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$—	$—	$—

Total	$—	$—	$—	$—

Liabilities
Embedded derivative	$—	$—	$36,952	$36,952
Common stock warrant	—	—	41,798	41,798

Total	$—	$—	$78,750	$78,750

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$130,028	$—	$—	$130,028

Total	$130,028	$—	$—	$130,028

        The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the year ended December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Embedded Derivative	Warrant Derivative	Total
Beginning balance, December 31, 2009	$—	$—	$—
Issuances:
Embedded derivatives issued in conjunction with convertible notes payable	1,220,463	—	1,220,463
Warrants issued in conjunction with convertible notes payable	—	2,882,182	2,882,182
Total gains included in earnings	(1,183,511)	(2,840,384)	(4,023,895)

Ending balance, December 31, 2010	$36,952	$41,798	$78,750

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. Stock-based compensation for stock options is estimated at the grant date based on each option's value as calculated by the Black-Scholes option-pricing model. Prior to the Merger, stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on the calculated value at the date of grant instead of the fair value because it was not practical to estimate the volatility of the share price. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index. Subsequent to the Merger, the Company calculates the fair value of the stock options using the historical volatility of selected comparable, publicly traded companies over a period equivalent to the expected life, which is the expected time from grant date until exercise.

Income Taxes

        The Company recognizes a liability or asset for the deferred income tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred income tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized. The Company has provided a valuation allowance against all of its net deferred income tax assets because of its history of operating losses and the uncertainties regarding future operating profitability and taxable income.

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

Net Loss Per Common Share

        Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income, if any, by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of the weighted average number of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock, and shares issuable upon conversion of convertible debt. If the Company were to generate net income and these potential common share equivalents were dilutive, the Company computes diluted net income per common share using the treasury stock method.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Due to the fact that for all periods presented, the Company has incurred net losses, weighted average common share equivalents of 4,409,582 and 6,043,882 for the years ended December 31, 2010 and 2009, respectively, are not included in the calculation of diluted net loss per common share because they are anti-dilutive.

Operating Segment

        The Company conducts business within one operating segment. The Company's operations are all related to the research and development of its WBU system. All assets of the business are located in the United States.

Recent Accounting Pronouncements

        In September 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 ("SOX"), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

        In July 2010, FASB issued Accounting Standards Update ("ASU") 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC Topic 310). This guidance will expand disclosures by requiring additional disaggregated information related to the current disclosures. It will also require additional disclosures to provide information based on credit quality, past due aging information, troubled debt restructuring information, and significant purchases and sales of financing receivables. ASU 2010-20 is effective for the Company for interim and annual reporting periods ended after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

        In March 2010, the FASB issued ASU No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

        In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures. This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

Reclassifications

        Certain reclassifications have been made in the prior year's financial statement presentation to conform to the current year presentation.

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

        On October 9, 2009, the Company completed an acquisition of TechniScan Utah pursuant to an Agreement and Plan of Merger, dated October 9, 2009, by and among TechniScan Utah, the Company, TechniScan Acquisition, Inc., and the sole owner of the Company (the "Merger Agreement").

        The Merger Agreement provided for the merger of TechniScan Acquisition with and into TechniScan Utah, with TechniScan Utah continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Immediately after completion of the Merger, TechniScan Utah was merged with and into the Company (the "Subsidiary Merger").

        Under the terms of the Merger Agreement, at the closing of the Merger,

  •
  all of the issued and outstanding shares of common stock of TechniScan Utah (other than dissenting shares) were cancelled and each share of common stock of TechniScan Utah was converted into and exchanged for the right to receive one validly issued, fully paid and nonassessable share of common stock in the Company,

  •
  all outstanding options to purchase shares of TechniScan Utah common stock were cancelled and each option was converted into an option to purchase the equivalent number of the Company's common stock, pursuant to the terms of the employee stock option plan of the Company (see Note 12), and

  •
  all of the issued and outstanding shares of common stock of TechniScan Acquisition were converted into and represent the right to receive validly issued, fully paid and nonassessable shares of TechniScan Utah's common stock.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

3. MERGER (Continued)

        At the closing of the Merger, the shares of common stock of TechniScan Utah issued and outstanding were converted into and exchanged for the right to receive an aggregate of 19,206,134 shares of common stock of the Company, par value $.001 per share. At the closing of the Merger, all outstanding options to purchase shares of TechniScan Utah's common stock were converted into 3,071,195 options to purchase the equivalent number of shares of the Company's common stock.

        Each holder of a share of common stock of the Company is entitled to one vote per share. The shares of the Company's common stock issued to TechniScan Utah's stockholders as part of the Merger were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares may not be sold or offered for sale except as permitted under Rule 144 or another exception promulgated under the Securities Act. Prior to the Merger, the Company was a publicly traded shell company and as such, shares of the Company's common stock issued to TechniScan Utah's stockholders as part of the Merger are not eligible for resale under the Securities Act without registration, for a period of at least one year following October 16, 2009.

        Subsequent to the Merger, the Company continued as the surviving entity and ceased being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

Lock up Agreements

        Effective on the closing date of the Merger, the Company entered into lock up agreements covering 3,000,000 shares of its common stock that are able to be sold without restriction under the Securities Act. Each lock up agreement provided that these shares were not, directly or indirectly, sold for a period of 180 days following completion of the Merger, provided however, that one-third of the shares issued would be released from the transfer restrictions 60 days after the effective date of the lock up agreement and an additional one-third of the shares issued would be released from the transfer restrictions 120 days after the effective date of the lock up agreement. Also, the Company reserved the right to terminate the transfer restrictions as to all or some of the shares at anytime, in its sole discretion.

4. PREPAID EXPENSES

        Prepaid expenses as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Deferred offering costs	$103,225	$42,568
Prepaid professional services	388,500	150,000
Prepaid payroll expense	—	59,709
Other	12,308	18,932

	$504,033	$271,209

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Computer equipment and software	$1,023,893	$872,755
Machinery and equipment	143,037	143,037
Furniture and fixtures	58,982	55,286
Leasehold improvements	3,591	3,591

	1,229,503	1,074,669
Accumulated depreciation and amortization	(640,589)	(457,527)

	$588,914	$617,142

6. ACCRUED LIABILITIES

        Accrued liabilities as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Accrued software license fees	$375,000	$150,000
Accrued interest	245,437	—
Accrued compensation and benefits	126,320	195,811
Other accrued liabilities	88,878	53,465
Liabilities to dissenter stockholders	—	271,362

	$835,635	$670,638

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES

        The significant components of the Company's deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$10,294,409	$8,694,267
Research and development tax credit carryforwards	—	847,526
Stock-based compensation	575,949	267,485
Inventory reserve	73,621	79,316
Deferred rent	54,157	51,970
Customer deposits	96,980	22,380
Amortization	32,980	36,417
Accrued vacation	27,726	35,925
Other	33,152	17,693

Total deferred income tax assets	11,188,974	10,052,979
Less valuation allowance	(11,174,944)	(10,022,555)

Net deferred income tax assets	14,030	30,424

Deferred income tax liabilities:
Depreciation and gain on sale	(14,030)	(30,424)

Total deferred income tax liabilities	(14,030)	(30,424)

	$—	$—

        The difference between the provision (benefit) for income taxes at the U.S. statutory rate and the Company's effective income tax rate are as follows as of December 31, 2010 and 2009:

	2010	2009
Benefit at U.S. federal statutory rate	(34.0)%	(34.0)%
Benefit at state statutory rate	(3.3)%	(3.1)%
Stock-based compensation	0.3%	1.9%
Research and development tax credits	15.9%	(5.9)%
Valuation allowance	21.1%	41.1%

Total provision (benefit) for income taxes	0.0%	0.0%

        As of December 31, 2010 and 2009, the Company had federal and state net operating loss carryforwards of approximately $27,599,000 and $23,309,000, respectively. The net operating loss carryforwards will expire beginning in 2020 and continuing through 2030, if not utilized. The Company's research and development tax credit carryforwards will fully expire in 2030, if not utilized.

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

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES (Continued)

        Realization of the deferred income tax assets is dependent upon future taxable income, if any, the amount of which is uncertain. Accordingly, the deferred income tax assets have been fully offset by a valuation allowance and deferred income tax liabilities. The valuation allowance increased by approximately $1,152,000 and $1,644,000 during the years ended December 31, 2010 and 2009, respectively. Deferred income tax assets relate primarily to net operating loss carryforwards.

        The Company is subject to income taxation in the United States and in the State of Utah. There are no uncertain tax positions requiring disclosure as of January 1, 2010 and December 31, 2010. The Company does not anticipate this to significantly change in the next year.

        During 2010, the Company impaired $847,256 of deferred income tax assets related to research and development tax credit carryforwards, which previously had a full valuation allowance. The amount of unrecognized tax benefits as of December 31, 2010 was $847,256, which if ultimately recognized, would not impact the Company's annual effective tax rate due to the full valuation.

        The Company is no longer subject to United States or State of Utah income tax examinations for years before 2006. The amount of net operating losses arising from years before 2006 are still subject to examination until expiration.

        The Company classifies interest on tax deficiencies as interest expense, and classifies income tax penalties as part of the income tax provision. No tax-related interest or penalties were incurred during the years ended December 31, 2010 and 2009.

8. COMMITMENTS

        The Company's executive offices are located in Salt Lake City, Utah. The Company leases its facility under an operating lease that expires in May 2018. The operating lease provides for increasing rents over the term of the lease. Total rent expense under the lease is recognized ratably over the term of the lease. The following table presents future minimum lease commitments under non-cancelable operating leases as of December 31, 2010:

Year Ended December 31,
2011	$297,050
2012	302,991
2013	309,051
2014	314,712
2015	321,536
Thereafter	803,260

$2,348,600

        Total rent expense under the operating lease was $293,970 and $293,488 for the years ended December 31, 2010 and 2009, respectively.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

9. RELATED-PARTY TRANSACTIONS

        During 2010 and 2009, the Company paid $0 and $18,162 to a company owned by a member of the Board of Directors for professional services.

        TechniScan Utah and Esaote S.p.A. ("Esaote"), an Italian ultrasound equipment manufacturer, which is also a 10% stockholder of the Company, entered into a Series E Stock Purchase Agreement on February 11, 2008 and a Letter of Undertakings on Possible Amendment Agreement, dated October 28, 2008, in connection with TechniScan Utah's offering of Series E Preferred Stock. Pursuant to the Stock Purchase Agreement, Esaote agreed to purchase up to 10,000,000 shares of the Series E Preferred Stock at a price of $0.90 per share and warrants to purchase up to 375,000 shares of TechniScan Utah's common stock, at an exercise price of $3.00 per share. Esaote's purchase of Series E Preferred Stock was to take place in three separate closings, and at the initial closing, Esaote purchased 3,333,334 shares of TechniScan Utah Series E Preferred Stock and warrants to purchase 125,000 shares of common stock, for $3,000,000. Of this purchase price, $2,000,000 was paid in cash and $1,000,000 was paid in the form of an account credit under the Original Equipment Manufacturing Agreement and Engineering Support Agreement between TechniScan Utah and Esaote. Pursuant to the Stock Purchase Agreement, Esaote was entitled to certain other benefits, including redemption rights for one year following each closing, as applicable, and a right of first refusal and co-sale. These additional rights were terminated prior to the Merger.

        Pursuant to the Esaote OEM Agreement, Esaote provides engineering and design support and original equipment manufacturing prototype equipment and supplies to the Company. Under Supplement One, Esaote agreed to provide additional components, development services and miscellaneous costs to support the further development of the Company's products ("Supplemental Services"). The Supplemental Services are valued at $1,008,417. Pursuant to Supplement One, Esaote has the choice to be compensated for the value of the Supplemental Services in cash or shares of the Company's common stock in an amount as determined once the Supplemental Services are completed or terminated. The term of the Esaote OEM Agreement commenced on February 11, 2008, continues in effect for a period of 24 months, and has automatically been renewed for a further period of 36 months. As of March 25, 2011, Esaote has not requested any payment for Supplemental Services.

        In connection with a European Market Development Agreement that the Company entered into during October 2008 with Esaote, the Company has delivered two prototype systems and Esaote has paid the Company an aggregate of $650,000. The Company has recorded $240,000 of other research revenues for the period from January 1, 2002 (date of inception of development stage) through December 31, 2010, in conjunction with the shipment of prototype systems per the terms of a product development agreement. The remaining balance is recorded in related-party customer deposits.

        From August 9, 2010 through September 8, 2010, the Company received $135,000 by issuing short-term notes to two related parties. The notes bear interest at 8% per annum. The principal amount of the notes and accrued interest are due upon the earlier of: (1) the Company receiving cash proceeds from equipment sales, loans, investments or otherwise from Esaote in excess of an aggregate of $135,000; (2) the closing of a public sale of the Company's securities for gross proceeds of not less than $2,000,000; or (3) January 31, 2011 (see Note 13). If payment is not made pursuant to provisions set forth in the short-term notes, the related parties have the right and are entitled to: (1) declare the entire unpaid principal balance and all accrued but unpaid interest be due and payable; and (2) pursue any and all other available remedies for the collection of such principal and interest.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

10. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES

March 2010 Offering

        On March 30, 2010, the Company entered into a Note and Warrant Purchase Agreement ("Note Purchase Agreement") with five accredited investors pursuant to which the investors purchased senior secured convertible notes ("Notes") in the aggregate amount of $1,850,000. Of this amount, $500,000 was received from members of the Company's Board of Directors. During the period from May 13, 2010 through May 27, 2010, the Company issued Notes in the aggregate amount of $700,000 to nine accredited investors. Of this amount, $100,000 was received from a member of the Company's Board of Directors.

        The Notes were originally due on September 30, 2010, and were extended to October 31, 2010. On October 28, 2010, the due date of the Notes was extended to January 31, 2011 (see Note 13). The Notes accrue interest at the rate of 10% per annum, unless the principal amount of a note is converted into shares of common stock of the Company, in which case the interest is payable on the principal at a rate of 12% per annum. The Company is recording interest at 12%. In connection with the extension of Notes to January 31, 2011, the Company issued 275,000 restricted shares of its common stock and warrants to purchase 1,026,126 shares of its common stock. At its option, the Company may prepay all of the outstanding principal and accrued interest on the Notes, subject to a prepayment charge of 10% of the principal amount of the Notes. The Notes are convertible in whole or in part at any time at the option of the holder of the Note into the number of shares equal to the principal amount of the Note and all accrued interest divided by $2.68, subject to customary adjustments as set forth in the Notes for stock splits, stock dividends, etc. In addition, in the event that the Company receives cash investments from one or more investors in one or more transactions for gross proceeds of not less than $5,000,000 in exchange for the issuance of shares or any other securities that are convertible into or exercisable for shares at any time between March 30, 2010 and January 31, 2011, the Notes are convertible into shares at the same price and on the same terms as the investors.

        In conjunction with the Notes, the Company issued warrants ("Warrants") to investors to purchase an aggregate of 951,499 shares of the Company's common stock. The exercise price per share is $2.68, subject to customary adjustments as set forth in the Warrants for stock splits, stock dividends, etc. The Warrants expire five years from the date of issuance.

        The Notes and Warrants contain a provision which adjusts the conversion price and exercise price of the Notes and Warrants, respectively, if the Company issues or sells common stock or securities convertible into common stock at a price per share, or equivalent price per share lower than $2.68. The Company assessed the terms of the Notes and Warrants in accordance with ASC Topic 815 - 40, and determined that the underlying terms of the Notes and Warrants are not indexed to the Company's common stock. Therefore, the conversion option and the warrants are accounted for as an embedded derivative and as a derivative, respectively, and are valued at fair value at the date of issuance and each subsequent reporting date.

        Pursuant to certain prepayment provisions set forth in the Notes, the investors have the right, at the investors' option to require the Company to prepay all or a portion of the Notes in cash at a price equal to the greater of (1) 125% of the aggregate principal amount of the Notes plus all accrued and unpaid interest and (2) the aggregate principal amount of the Notes plus all accrued and unpaid interest, divided by the conversion price on the date the investor demands payment, pursuant to this provision or the date the payment is actually made by the Company to the investor pursuant to this

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

10. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES (Continued)

provision, whichever is less, multiplied by the daily volume weighted average price of the Company's common stock on the greater of either of the two dates used to determine the conversion price in connection with a payment pursuant to this provision. The prepayment provisions are embedded derivatives and the fair value of the prepayment penalties are included in the embedded derivative liability.

July 2010 Offering

        During the period from July 29, 2010 through August 24, 2010, two members of the Company's Board of Directors purchased senior secured convertible promissory notes in the amount of $200,000. In conjunction with the notes, the Company issued warrants to purchase an aggregate of 74,627 shares of its common stock. Except as adjusted for the later issuance date, the note and warrant have the same material terms as the Notes and Warrants, respectively, the Company issued pursuant to a Note Purchase Agreement and other investment documents in connection with the March 2010 Offering.

November 2010 Offering

        From November 29, 2010 through December 17, 2010, two members of the Company's Board purchased senior secured convertible promissory notes in the amount of $100,000. In conjunction with the notes, the Company issued warrants to purchase an aggregate of 37,314 shares of its common stock. Except as adjusted for the later issuance date, the note and warrant have the same material terms as the amended senior secured convertible promissory notes and the amended common stock purchase warrants, respectively, it issued pursuant to a Note and Warrant Purchase Agreement and other investment documents in connection with the March 2010 Offering.

Derivatives

        On March 30, 2010 (date of issuance) and on March 31, 2010, the fair value of the embedded derivatives and warrant liability was $1,016,897 and $2,001,864, respectively. As a result, the Company recorded an inception loss on derivatives of $1,168,761 and a discount of $1,850,000 on the Notes.

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

        Between October 2010 and December 2010 (date of additional issuance), the fair value of the embedded derivatives and warrant liability for the additional issuance was $13,761 and $294,815, respectively. As a result, the Company recorded a discount of $308,576 on the Notes between October 2010 and December 2010.

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

10. CONVERTIBLE NOTES PAYABLE AND DERIVATIVES (Continued)

        The revaluation of the derivatives as of December 31, 2010 resulted in the fair value of the liabilities of $36,952 and $41,798 for the embedded derivative liability on the Notes and the common stock warrant liability, respectively. The decrease in the fair value resulted in a net gain on derivatives of $2,855,134 for the year ended December 31, 2010. The Company uses the Black-Scholes option-pricing model to estimate the value of its embedded derivatives, and the Company uses the Black-Scholes and Binomial option-pricing models to estimate the value of its common stock warrant liability. The assumptions used in the Black-Scholes and Binomial option-pricing models for the year ended December 31, 2010 are set forth in the following table. The expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. The Company calculated the historical volatility of these companies using the weekly or monthly closing total returns for a period of time equal to the expected term of the embedded derivatives and common stock warrant liability, respectively, as of the valuation date. The expected term represents the period of time that the embedded derivatives and common stock warrant liability are expected to be outstanding. The risk free rate is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term.

Embedded Derivative Liability

	Expected volatility	Expected life	Expected dividend yield on stock	Risk free interest rate
December 31, 2010	72.6%	0.29	0.0%	0.16%
December 17, 2010	65.5%	0.33	0.0%	0.16%
November 29, 2010	76.0%	0.38	0.0%	0.22%
October 28, 2010	78.9%	0.46	0.0%	0.22%
September 30, 2010	64.1%	0.34	0.0%	0.23%
July 29, 2010 - August 24, 2010	64.1%	0.10	0.0%	0.21%
June 30, 2010	88.1%	0.25	0.0%	0.24%
May 13, 2010 - May 27, 2010	84.3%	0.35	0.0%	0.24%
March 31, 2010	46.1%	0.50	0.0%	0.28%

Common Stock Warrant Liability

	Expected volatility	Expected life	Expected dividend yield on stock	Risk free interest rate
December 31, 2010	78.6%	4.25	0.0%	1.59%
December 17, 2010	78.7%	4.28	0.0%	1.60%
November 29, 2010	78.0%	4.33	0.0%	1.18%
October 28, 2010	75.7%	4.42	0.0%	0.96%
September 30, 2010	74.0%	4.50	0.0%	1.16%
July 29, 2010 - August 24, 2010	73.6%	4.60	0.0%	1.23%
June 30, 2010	78.1%	4.75	0.0%	1.83%
May 13, 2010 - May 27, 2010	76.4%	4.84	0.0%	2.14%
March 31, 2010	79.6%	5.00	0.0%	2.63%

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' DEFICIT

Retroactive Presentation for Reverse Common Stock Split

        Effective June 28, 2010, the Company implemented a 1-for-4 reverse stock split of its issued and outstanding common stock. All common share and per share information in the accompanying financial statements have been retroactively restated to reflect the reverse common stock split.

Common Stock

        As of December 31, 2010 and 2009, the Company had 3,874,400 and 3,730,400 shares, respectively, of its common stock reserved for the exercise of outstanding stock options and warrants. In connection with the Merger, all warrants outstanding at that time were converted to common stock of the Company.

Stock Warrants

        A summary of warrant activity and related information as of December 31, 2010 and 2009 is presented below:

	2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding—beginning of period	—	$—	2,565,287	$0.25
Granted	2,089,566	2.68	1,722,466	0.75
Exercised	—	—	(4,168,953)	0.46
Canceled	—	—	(118,800)	0.05

Outstanding—end of period	2,089,566	2.68	—	—

Exercisable—end of period	2,089,566	2.68	—	—

12. STOCK-BASED COMPENSATION

Stock Options

        The Company has granted options to employees under the Company's Comprehensive Management Incentive Plan (the "Plan"), which was established in 2001. The Plan was amended in January 2008 to limit the number of options authorized to 18 percent of the total outstanding common and preferred shares. As of December 31, 2010, the number of options authorized was 3,874,400.

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

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        On December 15, 2009, the Company's Board of Directions approved the acceleration of all unvested stock options outstanding as of October 9, 2009, in connection with the Merger. Options to purchase 6,792,122 shares of common stock were subject to the acceleration. No incremental compensation costs resulted from this option modification.

        As of December 31, 2010 and 2009, there was $845,539 and $1,427,128, respectively, of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $1,115,850 and $193,566, respectively.

        The Company uses the Black-Scholes option-pricing model to estimate the value of its share-based payments. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2010 and 2009 are set forth in the following table. Subsequent to the Merger, the expected volatility is based on the volatility of public companies that are similar to the Company's industry, size, financial leverage and stage of life cycle. Prior to the Merger, the expected volatility is based on the volatility of the Dow Jones Small Cap Medical Equipment Index. The Company calculated the historical volatility of these companies using the daily closing total returns for a period of time equal to the expected term of the options immediately prior to the grant date. The Company uses historical data to estimate option exercise and employee termination patterns. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant. The fair value of common stock is based on closing stock quotes for the Company's common stock.

	Year Ended December 31,
	2010	2009
Expected volatility	89.36% - 91.04%	22.67 - 22.80%
Expected life, range in years	6.25	6.25 - 9
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	3.56% - 3.85%	3.40 - 3.60%
Fair value of common stock	$3.36 - $3.44	$1.50 - $6.00

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of the Company's stock option plan as of December 31, 2010 and changes during the periods are presented in the table below:

	Years Ended December 31, 2010
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	2,185,820	$1.54
Granted	1,495,000	1.50
Exercised	—	—
Forfeited	(84,625)	1.56

Options outstanding as of December 31, 2009	3,596,195	1.56
Granted	10,000	2.62
Exercised	—	—
Forfeited	(405,750)	1.90

Options outstanding as of December 31, 2010	3,200,445	1.38	3.15	$—

Options exercisable as of December 31, 2010	2,958,659	1.42	3.15	—

        A summary of the Company's non-vested options for the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested as of December 31, 2009	525,000	$3.34
Granted	10,000	2.62
Vested	(278,906)	(4.07)
Forfeited	(13,750)	(2.60)

Nonvested as of December 31, 2010	242,344	4.06

        The following is the stock-based compensation expense recognized in the Company's statements of operations:

			For the Period From January 1, 2002 (date of inception of development stage) Through December 31, 2010
	Year Ended December 31,
	2010	2009
Selling, general and administrative	$869,981	$212,984	$1,344,018
Research and development	1,818	26,421	65,448

	$871,799	$239,405	$1,409,466

TECHNISCAN, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS

        On February 17, 2011, the Company and Womens3D, Inc. ("Womens3D") entered into (1) a Manufacturing Agreement of the products developed pursuant to the Product Development Agreement (the "PDA") the parties entered into on January 11, 2011; (2) a Trademark and Copyright License Agreement governing each party's respective use of the other party's marks and copyrights; and (3) a Subscription Agreement to which Womens3D will issue shares of its common stock to the Company in an amount equal to 20% of the fully diluted equity of Womens3D.

        On February 14, 2011, the Company issued as part of its private debt offering additional Notes in principal amounts totaling $75,000 to a member of the Board. As part of the purchase of the Notes, the Company issued Warrants exercisable for five years from the date of grant to purchase an aggregate of 27,986 Shares, at an exercise price of $2.68 per share.

        On January 31, 2011, the Company amended the maturity date on the short-term notes to two related parties from January 31, 2011 to April 15, 2011.

        On January 31, 2011, the Company amended the Note Purchase Agreement. Pursuant to the amendment, the Company issued an aggregate of $275,000 of Notes due and payable April 15, 2011. Of this amount $100,000 was received from a member of the Company's Board of Directors. As part of the amendment of the Notes, the Company issued an aggregate of 27,500 shares of its restricted common stock. Also as part of the amendment of the Notes, the Company issued Warrants exercisable for five years from the date of grant to purchase an aggregate of 102,614 shares of its common stock. Except as adjusted for the later issuance date, the note and warrant have the same material terms as the amended senior secured convertible promissory notes and the amended common stock purchase warrants, respectively, it issued pursuant to a Note and Warrant Purchase Agreement and other investment documents in connection with the March 2010 Offering.

        Effective January 31, 2011, with the payment of $275,000 to the first lien holders, the maturity date of all Notes was extended to April 15, 2011(the "Extension"). As part of the Extension, the Company issued an aggregate of 285,000 shares of its common stock. Also as part of the Extension, the Company issued Warrants exercisable for five years from the date of grant to purchase 1,063,439 shares of its common stock to all current note holders.

        On January 11, 2011, the Company entered into an Equity Purchase Agreement ("EPA") with Southridge Partners II, LP ("Southridge") which provides that Southridge is committed to purchase up to an aggregate of $10,000,000 of the Company's shares of common stock over a two-year period, as and when the Company determines appropriate in accordance with the terms and conditions of the EPA. The Company issued Southridge 150,000 shares of its common stock as consideration for entering into the EPA with the Company.

        On January 11, 2011, the Company entered into the PDA with Womens3D, pursuant to which the Company will design, jointly with Womens3D, and develop ultrasound products for sale by Womens3D to providers of women's healthcare services and products in the United States and certain countries in the Middle East who perform breast imaging, other than providers (1) registered with and/ or licensed by the FDA that derive at least 51% of their annual revenue from breast cancer screening and diagnostic imaging under the Mammography Quality Standards Act; and (2) that derive a material portion of their annual revenue from cosmetic surgery involving breast implants.

        Subsequent events were evaluated through March 25, 2011, the issuance date of the financial statements.

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Merger, by and between TechniScan, Inc., Castillo, Inc., TechniScan Acquisition, Inc., and Emilia Ochoa, dated October 9, 2009

2.2	(1)	Agreement and Plan of Merger by and between Castillo, Inc., a Delaware corporation and Castillo, Inc., a Nevada corporation, dated September 4, 2009

2.3	(1)	Plan of Merger by and among TechniScan, Inc. and TechniScan Acquisition, Inc., dated October 9, 2009

2.4	(1)	Plan of Merger by and among Castillo, Inc. and TechniScan, Inc., dated October 9, 2009

3.1	(1)	Certificate of Incorporation, filed with the Secretary of State of the State of Delaware

3.1.1	(9)	Certificate of Amendment to the Certificate of Incorporation filed June 18, 2010

3.1.2	(9)	Certificate of Correction filed June 22, 2010

3.2	(1)	Bylaws

3.3	(1)	Certificate of Merger of Castillo, Inc., a Nevada corporation with and into Castillo, Inc., a Delaware corporation, filed with the State of Delaware on October 8, 2009

3.4	(1)	Certificate of Ownership and Merger of TechniScan, Inc., with and into Castillo, Inc., filed with the State of Delaware on October 9, 2009

4.1	(8)	Form of Senior Secured Convertible Promissory Note of TechniScan, Inc., as amended

4.2	(7)	Form of Common Stock Purchase Warrant of TechniScan, Inc.

4.3	(5)	Specimen Stock Certificate

9.1	(1)	Voting Agreement by and among TechniScan, Inc. and the Series E Preferred Stock holders dated February 11, 2008

10.1	(7)	Note and Warrant Agreement dated as of March 30, 2010 by and among TechniScan, Inc. and the investors party thereto.

10.2	(10)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.1	(12)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.2	(13)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.3	(14)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.4	(15)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.5	(16)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.2.6	(19)	Amendment to the Note and Warrant Purchase Agreement by and Among TechniScan, Inc. and Biotex Pharma Investments LLC as Lead Investor.

10.3	(7)	Registration Rights Agreement dated March 30, 2010 by and amount TechniScan, Inc. and the investors party thereto.

Exhibit No.		Description
10.4	(8)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.1	(12)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.2	(13)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.3	(14)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.4.4	(15)	Amendment to the Registration Rights Agreement by and among TechniScan, Inc. and the stockholders party thereto.

10.5	(7)	Security Agreement dated as of March 30, 2010 by and between TechniScan, Inc. and Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.

10.6	(7)	Patent, Trademark and Copyright Security Agreement dated March 30, 2010 by and between TechniScan, Inc. and Biotex Pharma Investments LLC as Collateral Agent for the holders of the Senior Secured Convertible Promissory Notes.

10.7	(6)	Form of Indemnification Agreement between TechniScan, Inc. and its Officers and Directors.

10.8	(1)	Office Building Lease by and between Shupe Investments, LTD, as landlord, and TechniScan Inc., as tenant, for lease of premises located at 3216 South Highland Drive, Salt Lake City, Utah, dated April 11, 2008

10.9	(1)	Lease Agreement by and between 1011 LLC, as landlord, and SafeScan Medical Systems, LLC, as tenant, for lease of premises located at 1011 East Murray-Holladay Road, Salt Lake City Utah, dated September 1, 2003

10.10	(5)	2001 Employee Stock Option Plan, as amended

10.11	(2)	Employment Offer Letter with Steven K. Passey, dated November 9, 2009

10.12	(1)	Employment Offer Letter with Barry K. Hanover, dated February 4, 2002

10.13	(1)	Form of Confidentiality, Inventions Assignment and Non-Competition Agreement between TechniScan, Inc. and employees of TechniScan, Inc.

10.14	(1)	Form of Lock-Up Agreement

10.15	(1)	General Consulting Agreement by and between TechniScan Medical Systems, Inc. and The Anson Group, dated May 1, 2006

10.16	(1)	Client Confidentiality & Non-Disclosure Agreement by and between TechniScan Medical Systems, Inc. and The Anson Group, dated May 3, 2006

10.17	(1)	Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote S.p.A., dated February 11, 2008*

10.18	(1)	Distribution Agreement by and between TechniScan, Inc. and Esaote S.p.A., dated February 11, 2008

10.19	(1)	European Market Development Agreement, between Esaote S.p.A., and TechniScan Inc., dated October 28, 2008

10.20	(1)	Letter of Understandings on Possible Amendment Agreement, between Esaote S.p.A. and TechniScan, Inc., dated October 28, 2009

Exhibit No.		Description
10.21	(2)	Manufacturing Letter of Intent between TechniScan, Inc. and Esaote S.p.A., dated November 12, 2009

10.22	(4)	Supplement Number One to Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote, S.p.A., dated November 10, 2009

10.23	(11)	Supplement Number Tow to Original Equipment Manufacturing Agreement and Engineering Support Agreement by and between TechniScan, Inc. and Esaote, S.p.A., dated November 10, 2009

10.24	(1)	Amendment and Restatement of The License Agreement Between University of Utah Research Foundation and TechniScan, Inc., Successor-in-Interest to Dr. Steven A. Johnson Dated August 28, 1984, dated January 10, 2002

10.25	(1)	Professional Services Agreement, by and between TechniScan, Inc. and PCOF Partners, dated October 9, 2009

10.26	(17)	Professoinal Services Agreement, by and between TechniScan, Inc. and PCOF Partners, dated December 8, 2010

10.27	(17)	Placement Agency Agreement, by and between TechniScan, Inc. and Stonegate Securities, Inc. dated December 7, 2010

10.28	(18)	Equity Purchase Agreement, by and between TechniScan, Inc. and Southridge Partners II, LP, dated January 11, 2011

10.29	(18)	Registration Rights Agreement by and between TechniScan, Inc. and Southridge Partners II, LP dated January 11, 2011

10.30	(18)	Product Development Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated January 11, 2011

10.31	(20)	Manufacturing Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated February 16, 2011

10.32	(20)	Trademark and Copyright License Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated February 16, 2011

10.33	(20)	Subscription Agreement by and between TechniScan, Inc. and Womens3D, Inc. dated February 16, 2011

16.1	(3)	Letter dated December 7, 2009 from George Stewart, CPA to the Securities and Exchange Commission

31.1		Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Attached as Exhibit to our Form 8-K filed with the SEC on October 16, 2009 and incorporated by reference.

(2)
Attached as Exhibit to our Form 8-K filed with the SEC on November 12, 2009 and incorporated by reference.

(3)
Attached as Exhibit to our Form 8-K filed with the SEC on December 7, 2009 and incorporated by reference.

(4)
Attached as Exhibit to our Form 8-K filed December 9, 2009 and incorporated by reference.

(5)
Attached as Exhibit to our Form 10-K filed with the SEC on March 22, 2010 and incorporated by reference.

(6)
Attached as Exhibit to our Form 8-K filed with the SEC on March 25, 2010 and incorporated by reference.

(7)
Attached as Exhibit to our Form 8-K filed with the SEC on April 5, 2010 and incorporated by reference.

(8)
Attached as Exhibit to our Form 8-K filed with the SEC on May 14, 2010 and incorporated by reference.

(9)
Attached as Exhibit to our Form 8-K filed with the SEC on June 25, 2010 and incorporated by reference.

(10)
Attached as Exhibit to our Form 8-K filed with the SEC on August 4, 2010 and incorporated by reference.

(11)
Attached as Exhibit to our Form 8-K filed with the SEC on September 8, 2010 and incorporated by reference.

(12)
Attached as Exhibit to our Form 8-K filed with the SEC on October 1, 2010 and incorporated by reference.

(13)
Attached as Exhibit to our Form 8-K filed with the SEC on October 11, 2010 and incorporated by reference.

(14)
Attached as Exhibit to our Form 8-K filed with the SEC on October 19, 2010 and incorporated by reference.

(15)
Attached as Exhibit to our Form 8-K filed with the SEC on November 3, 2010 and incorporated by reference.

(16)
Attached as Exhibit to our Form 8-K filed with the SEC on November 18, 2010 and incorporated by reference.

(17)
Attached as Exhibit to our Form 8-K filed with the SEC on December 13, 2010 and incorporated by reference.

(18)
Attached as Exhibit to our Form 8-K filed with the SEC on January 18, 2011 and incorporated by reference.

(19)
Attached as Exhibit to our Form 8-K filed with the SEC on February 4, 2011 and incorporated by reference.

(20)
Attached as Exhibit to our Form 8-K filed with the SEC on February 23, 2011 and incorporated by reference.